Form 10-Q
period 2010-10-31
SSI Investments II Ltd
filed 2010-12-15
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333-169857

SSI INVESTMENTS II LIMITED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Republic of Ireland	None
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
107 Northeastern Boulevard	03062
Nashua, New Hampshire	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (603) 324-3000

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

SSI INVESTMENTS II LIMITED

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2010
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION	3
Item 1. Unaudited Consolidated Financial Statements:	3
Consolidated Balance Sheets as of October 31, 2010 (Successor) and January 31, 2010 (Predecessor)	3
Consolidated Statements of Operations for the Three Months Ended October 31, 2010 (Successor), the period from May 26, 2010 through October 31, 2010 (Successor) the period from February 1, 2010 through May 25, 2010 (Predecessor) and the Three and Nine Months Ended October 31, 2009 (Predecessor)	4
Consolidated Statements of Cash Flows for the period from May 26, 2010 through October 31, 2010 (Successor), the period from February 1, 2010 through May 25, 2010 (Predecessor) and Nine Months Ended October 31, 2009 (Predecessor)	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
Item 4. Controls and Procedures	43
PART II — OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Reserved	43
Item 5. Other Information	43
Item 6. Exhibits	43
SIGNATURE	44
EXHIBIT INDEX	45
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SUCCESSOR	PREDECESSOR
	OCTOBER 31, 2010 (Unaudited)	JANUARY 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$37,106	$76,682
Short-term investments	-	3,559
Restricted cash	922	2,786
Accounts receivable, net	64,933	141,828
Deferred tax assets	1,360	28,902
Prepaid expenses and other current assets	19,018	23,447
Total current assets	123,339	277,204
Property and equipment, net	5,415	6,288
Goodwill	554,682	238,550
Intangible assets, net	617,176	5,227
Deferred tax assets	318	49,127
Other assets	24,829	9,835
Total assets	$1,325,759	$586,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$5,344	$865
Accounts payable	3,399	4,519
Accrued compensation	9,048	18,287
Accrued expenses	33,991	23,099
Deferred tax liabilities	308	-
Deferred revenue	109,597	200,369
Total current liabilities	161,687	247,139

Long term debt	626,887	83,500
Deferred tax liabilities	74,181	-
Other long term liabilities	4,056	4,432
Total long term liabilities	705,124	87,932
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 94,905,067 shares issued at January 31, 2010	-	9,983
Ordinary shares, $1.00 par value:1,000,000,000 shares authorized; 534,513,270 shares issued at October 31, 2010	534,513	-
Additional paid-in capital	-	482,592
Treasury stock, at cost, 249,368 ordinary shares January 31, 2010	-	(2,471)
Accumulated deficit	(88,258)	(239,506)
Accumulated other comprehensive income	12,693	562
Total shareholders’ equity	458,948	251,160
Total liabilities and shareholders’ equity	$1,325,759	$586,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	May 26, to October 31, 2010	February 1, to May 25, 2010	Nine Months Ended October 31, 2009
Revenue	$52,544	$80,402	$86,600	$97,538	$235,767
Cost of revenue (1)	7,036	6,845	12,247	9,226	21,842
Cost of revenue – amortization of intangible assets	15,986	32	27,692	40	96
Gross profit	29,522	73,525	46,661	88,272	213,829
Operating expenses:
Research and development (1)	10,275	12,508	17,653	17,131	31,212
Selling and marketing (1)	22,254	23,336	36,775	40,378	70,134
General and administrative (1)	7,569	7,857	13,244	21,828	25,070
Amortization of intangible assets	10,752	2,118	18,541	1,137	6,690
Acquisition related expenses	998	-	21,596	15,063	-
Total operating expenses	51,848	45,819	107,809	95,537	133,106
Operating (loss) income	(22,326)	27,706	(61,148)	(7,265)	80,723
Other (expense) interest, net	(487)	(220)	(1,522)	385	(1,443)
Interest income	36	66	52	95	204
Interest expense	(15,131)	(1,633)	(33,711)	(3,723)	(6,110)
(Loss) income before (benefit) provision for income taxes	(37,908)	25,919	(96,329)	(10,508)	73,374
(Benefit) provision for income taxes	(2,620)	6,289	(8,071)	(1,894)	17,794
Net (loss) income	$(35,288)	$19,630	$(88,258)	$(8,614)	$55,580
____________
(1)	Share-based compensation included in cost of revenue and operating expenses:

Cost of revenue	-	17	-	201	66
Research and development	-	226	-	4,861	742
Selling and marketing	-	486	-	8,260	1,725
General and administrative	-	701	-	11,837	2,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Successor	Predecessor	Predecessor
	For the Periods
	May 26, to October 31, 2010	February 1, to May 25, 2010	Nine Months Ended October 31, 2009
Cash flows from operating activities:
Net (loss) income	$(88,258)	$(8,614)	$55,580
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	-	25,159	4,641
Depreciation and amortization	1,661	1,374	3,419
Amortization of intangible assets	46,233	1,177	6,786
Recovery of bad debts	(90)	(52)	(130)
(Benefit) provision for income tax — non-cash	(9,613)	(2,800)	11,924
Non-cash interest expense	1,903	3,219	854
Tax effect related to exercise of non-qualified stock options	-	282	169
Changes in current assets and liabilities, net of acquisitions
Accounts receivable	(9,105)	86,230	80,962
Prepaid expenses and other current assets	(1,752)	(2,218)	3,951
Accounts payable	424	(1,559)	(1,502)
Accrued expenses, including long-term	3,204	(6,296)	(10,809)
Deferred revenue	28,140	(41,817)	(68,029)
Net cash (used in) provided by operating activities	(27,253)	54,085	87,816
Cash flows from investing activities:
Purchases of property and equipment	(1,709)	(438)	(1,703)
Acquisition of SkillSoft, net of cash acquired	(1,074,181)	-	-
Purchases of investments	-	(2,562)	(7,762)
Maturity of investments	-	6,122	5,212
Decrease in restricted cash, net	1,837	27	998
Net cash (used in) provided by investing activities	(1,074,053)	3,149	(3,255)
Cash flows from financing activities:
Exercise of share options	-	3,065	1,343
Proceeds from employee share purchase plan	-	1,666	2,192
Proceeds from issuance of ordinary shares	534,513	-	-
Proceeds from issuance of Senior Credit Facilities, net of fees	306,398	-	-
Proceeds from issuance of Senior Notes, net of fees	296,448	-	-
Principal payments on Senior Credit Facilities	(813)	(84,365)	(38,802)
Acquisition of treasury stock	-	-	(29,817)
Tax effect related to exercise of non-qualified stock options	-	(282)	(169)
Net cash provided by (used in) financing activities	1,136,546	(79,916)	(65,253)
Effect of exchange rate changes on cash and cash equivalents	1,866	(1,315)	2,641
Net increase (decrease) in cash and cash equivalents	37,106	(23,997)	21,949
Cash and cash equivalents, beginning of period	-	76,682	37,853
Cash and cash equivalents, end of period	$37,106	$52,685	$59,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments Limited II ("SSI II"), completed its acquisition of SkillSoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the "Predecessor") to SkillSoft Limited ("SkillSoft" or the “Successor"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms "the Company", "we", "us", "our" and other similar terms refer to (a) prior to the Acquisition of SkillSoft, the Predecessor and its subsidiaries and (b) from and after the Acquisition of SkillSoft, SSI II and its subsidiaries.

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2010 and the results of its operations and cash flows for three months ended October 31, 2010 and 2009, the period from May 26, 2010 through October 31, 2010, the period from February 1, 2010 through May 25, 2010 and the nine months ended October 31, 2009. The results from May 26 to October 31, 2010 represent the Successor period, and the results prior to May 26, 2010 represent the Predecessor period. The Predecessor period does not include financial information of SSI II because prior to May 26, 2010, SSI II did not conduct operations or have any material assets. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 as filed with the SEC on October 8, 2010. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

We have reclassified certain prior period amounts to conform to the current period’s presentation. In the accompanying condensed consolidated statements of cash flows, amounts were reclassified from the non-cash (benefit) provision for income tax to the change in accrued expenses for the Predecessor period from February 1, 2010 through May 25, 2010. These reclassifications did not change the subtotal for cash flows from operating activities for the period impacted.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2010, the Company did not have any cash equivalents or available for sale investments. At January 31, 2010, cash equivalents consisted mainly of high-grade commercial paper and corporate debt securities.

At October 31, 2010, the Company had approximately $0.9 million of restricted cash; approximately $0.8 million is held voluntarily to defend named former executives of SmartForce PLC for actions arising out of an SEC investigation and litigation related to the 2002 securities class action. On October 7, 2010, the Company's Board of Directors approved a settlement in the amount of approximately $0.9 million of an indemnification claim made by former officers of SmartForce. The settlement amount was paid on November 22, 2010. The remaining $0.1 million of restricted cash is held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

Cash and cash equivalents and available for sale short-term investments as of January 31, 2010 were as follows (in thousands):

Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$76,321	$-	$-	$76,321
Commercial paper	0-3 months	160	-	-	160
Corporate debt securities	1 month	201	-	-	201
		$76,682	$-	$-	$76,682
Short-term investments:
Commercial paper	4-12 months	1,199	-	-	1,199
Treasury bills	4-12 months	1,649	-	-	1,649
Certificate of deposit	4-12 months	$711	$-	$-	$711
		$3,559	$-	$-	$3,559

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

4. REVENUE RECOGNITION

The Company generates revenue primarily from the licensing of its products, the provision of professional services and from the provision of hosting/application service provider (ASP) services.

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605 Software – Revenue Recognition and Staff Accounting Bulletin No. 104 to account for revenue derived pursuant to license agreements under which customers license the Company's products and services. The pricing for the Company's courses varies based upon the content offering selected by a customer, the number of users within the customer's organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

The Company offers discounts from its ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for customers that use its solutions on an ASP basis and from the provision of professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by its users.

The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Revenue from nearly all of the Company's contractual arrangements is recognized on a subscription or straight-line basis over the contractual period of service.

The Company also derives revenue from extranet hosting/ASP services, which is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded as revenue over the contract period.

The Company generally bills the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, the Company bills customers on a quarterly basis. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to its customers. To the extent that a customer is given extended payment terms (defined by the Company as greater than six months), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.

The Company typically recognizes revenue from resellers over the commitment period when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that payment has been received or collectibility is probable.

The Company provides professional services, including instructor led training, customized content development, website development/hosting and implementation services. If the Company determines that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise the Company typically recognizes professional service revenue as the services are performed.

Multiple contracts with a single customer or amendments to existing contracts with the same customer are evaluated as to whether they should be recognized as separate accounting arrangements from other contracts with the customer, based on an evaluation of several factors including but not limited to the timing of when contracts were negotiated and executed, whether the software is interdependent in terms of design, technology or function and whether payment terms coincide. If contracts are considered linked for accounting purposes and accounted for as one arrangement, fees are recognized over the longest service periods. If contracts are considered separable, fees in each arrangement are recognized over the respective service period.

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the periods ended October 31, 2010 and 2009.

The Company records revenue net of applicable sales tax collected. Taxes collected from customers are recorded as part of accrued expenses on the balance sheet and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

The Company records as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unamortized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are due for payment in 90 days or less for resellers and 180 days or less for direct customers.

The Company’s contracts often include an uptime guarantee for solutions hosted on the Company's servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any nonperformance event prior to issuance of any credit. Furthermore the Company’s contracts contain standard warranty and indemnification coverage to its customers. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying condensed consolidated financial statements.

5. SHAREHOLDERS’ EQUITY

(a)           ADS Repurchase Program

On April 8, 2008, the Company's shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company's shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program, which ended on March 23, 2010. The Company discontinued this repurchase program in January 2010.

The Company retired 249,368 shares that were purchased in the prior fiscal year during the three months ended April 30, 2010. As of May 26, 2010, all repurchased shares had been retired or canceled.

(b)           Share Based Compensation

The Company had two share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company's ordinary shares, generally at the market price on the date of grant. The options became exercisable over various periods, typically four years (and typically one or three years in the case of directors), and had a maximum term of ten years. As of May 26, 2010, no ordinary shares remain available for future grant under the Company's share option plans.

A summary of share option activity under the Company's plans ended May 26, 2010 is as follows:

Share Options	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2010	11,988,938	$0.14 – $42.88	$6.93	3.17	$41,181
Granted	-	-	-
Exercised	(934,089)	0.25 – 10.96	5.76
Forfeited	(2,925)	5.55 – 19.06	9.34
Expired	(1,525,226)	11.32 – 42.88	14.39
Cancelled and paid out May 26, 2010	(9,526,698)		5.85
Outstanding, May 26, 2010	-	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares and the exercise price of each in-the-money option outstanding) that would have been realized by the option holders had all option holders exercised their options on January 31, 2010.

No options have been granted fiscal year to date. The total intrinsic value of options exercised for the three month period ended October 31, 2009 was approximately $0.7 million. The total intrinsic value of options exercised during the period from February 1, 2010 through May 26, 2010 and the nine month period ended October 31, 2009 was approximately $5.0 million and $1.2 million, respectively.

(c)           Share Capital following the Acquisition

As of October 31, 2010, the Company's share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of October 31, 2010, 534,513,270 ordinary shares were issued and outstanding.

6. ACQUISITIONS

(a)	SkillSoft PLC

On March 31, 2010, SkillSoft and SSI III, a wholly owned subsidiary of SSII, announced an agreement on the terms of the proposed revised recommended acquisition of SkillSoft by SSI III for cash at the increased price of $11.25 per SkillSoft share (the "Acquisition") to be implemented by means of a scheme of arrangement under Irish law (the "Scheme"). SkillSoft and SSI III had previously announced on February 12, 2010 that they had reached agreement on the terms of a recommended acquisition of SkillSoft by SSI III for cash at a price of $10.80 per SkillSoft share.

The Acquisition valued the entire issued and to be issued share capital of SkillSoft at approximately $1.2 billion. Shareholder approval was obtained on May 3, 2010. At the time of the Acquisition, pursuant to the Scheme, the shares of SkillSoft were cancelled in accordance with Irish law or transferred to SSI III. SkillSoft then issued new SkillSoft shares to SSI III in place of those shares cancelled pursuant to the Scheme, and SSI III paid consideration to former SkillSoft shareholders and option holders in consideration for the Acquisition. As a result of the Scheme, SkillSoft became a wholly-owned subsidiary of SSI III. The Acquisition closed on May 26, 2010.

On June 23, 2010, SkillSoft PLC re-registered under the Companies Acts 1963 to 2009 as a private limited company and its corporate name changed from SkillSoft PLC to SkillSoft Limited.

The acquisition of SkillSoft was preliminarily accounted for as a business combination under FASB Accounting Standards Codification (ASC) 805 Business Combinations, using the purchase method. Accordingly, the results of SkillSoft have been included in the Company's consolidated financial statements since the date of acquisition. The components of the consideration paid are as follows:

Total purchase price, cash paid	$1,129,184

The purchase price of $1.1 billion was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the allocation of the initial purchase price (in thousands):

Description	Amount
Current assets	$125,089
Property and equipment	5,842
Goodwill	561,055
Other intangible assets	656,558
Current liabilities	(141,960)
Deferred revenue	(77,400)
Total	$1,129,184

The estimated fair values assigned to intangible assets, fixed assets, goodwill, deferred tax liabilities, deferred revenue and related income statement accounts are considered preliminary.

The acquisition resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $561.1 million and $656.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Trademark/tradename - SkillSoft	$129,900	indefinite
Trademark/tradename – Books 24X7	14,700	10 years
Developed software and courseware	247,958	2 to 5 years
Customer relationships	218,900	10 years
Backlog	45,100	6 years
	$656,558

The trademark/tradename and customer relationships were valued using the income approach and the developed software and courseware was valued using the cost approach. Values and useful lives assigned to intangible assets were based on estimated value and use of these assets of a market participant.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of SkillSoft PLC resulted in the recognition of goodwill primarily because the acquisition is expected to help SkillSoft to reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies.

The acquired intangible assets and goodwill are subject to review for impairment as indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the Acquisition including deferred revenue that was ascribed a fair value of $77.4 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of SkillSoft's deferred revenue by $78.1 million. Approximately $28.0 million of acquired SkillSoft deferred revenue remained unamortized at October 31, 2010.

SUPPLEMETAL PRO-FORMA INFORMATION

The Company has concluded that the Acquisition represents a material business combination. The following unaudited pro forma information presents the consolidated results of operations of the Company and SkillSoft as if the acquisition had occurred at as of the beginning of the annual period for each interim period presented with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	THREE MONTHS ENDED OCTOBER 31,		NINE MONTHS ENDED OCTOBER 31,
	2010	2009	2010	2009
Revenue	$57,588	$58,467	$152,419	$153,766
Cost of revenue	7,036	6,828	21,272	21,776
Cost of revenue – amortization of intangible assets	15,986	15,986	47,958	47,958
Gross profit	34,566	35,653	83,189	84,032
Operating expenses:
Research and development	10,275	12,282	29,923	30,470
Selling and marketing	22,811	20,169	64,880	58,659
General and administrative	7,569	7,450	23,524	23,845
Amortization of intangible assets	12,056	12,056	36,167	36,167
Acquisition related expenses	998	998	36,659	36,659
Total operating expenses	53,709	52,955	191,153	185,800
Operating loss	(19,143)	(17,302)	(107,964)	(101,768)
Other (expense) income, net	(487)	(220)	(1,137)	(1,443)
Interest income	36	66	147	204
Interest expense	(15,105)	(15,131)	(45,282)	(45,218)
Income before provision for income taxes from continuing operations	(34,699)	(32,587)	(154,236)	(148,225)
Provision for income taxes	1,182	(1,583)	(1,631)	(10,854)
Net income	$(35,881)	$(31,004)	$(152,605)	$(137,371)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred as of February 1, 2010 and 2009.

7. SPECIAL CHARGES

MERGER AND EXIT COSTS RECOGNIZED AS LIABILITIES IN PURCHASE ACCOUNTING

The Company's merger and exit liabilities, which include previous merger and acquisition transactions, are recorded in accrued expenses (see Note 13) and long-term liabilities. Activity in the nine month period ended October 31, 2010 is as follows (in thousands):

Closedown of Facilities
Merger and exit accrual January 31, 2010	$514
Payments made	(485)
Merger and exit accrual October 31, 2010	$29

The Company anticipates that the remainder of the merger and exit accrual will be paid out by January 2011.

8. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	Successor			Predecessor
	October 31, 2010			January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$247,958	$27,787	$220,171	$38,717	$38,590	$127
Customer contracts	225,915	13,946	211,969	36,848	32,648	4,200
Non-compete agreement	-	-	-	6,900	6,900	-
Trademarks and trade names	14,700	928	13,772	3,625	2,725	900
Backlog	45,100	3,736	41,364	-	-	-
SkillSoft trademark	129,900	-	129,900	-	-	-
	$663,573	$46,397	$617,176	$86,090	$80,863	$5,227

In connection with the Acquisition, the Company concluded that its “SkillSoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the SkillSoft name.
The change in goodwill at October 31, 2010 from the amount initially recorded in purchase accounting is as follows:

Acquisition of SkillSoft PLC	561,055
Purchase accounting adjustments	(12,767)
Foreign currency translation adjustment	6,394
Gross carrying amount of goodwill, October 31, 2010	$554,682

The Company will be conducting its annual impairment test of goodwill for fiscal 2011 in the fourth quarter. There were no indicators of impairment in the third quarter of fiscal 2011.

9. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended 2010	Three Months Ended October 31, 2009	May 26, to October 31, 2010	February 1, to May 25, 2010	Nine Months Ended October 31, 2009
Comprehensive income:
Net (loss) income	$(35,288)	$19,630	$(88,258)	$(8,614)	$55,580
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	4,654	45	12,693	210	(570)
Change in fair value of interest rate hedge, net of tax	-	208	-	-	866
Comprehensive income	$(30,634)	$19,883	$(75,565)	$(8,404)	$55,876

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.

The Company has significant net operating loss (NOL) carryforwards, some of which are subject to potential limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

Predecessor Period

For the interim period ended May 25, 2010, the Company's effective tax rate was 18%. During this period, the Company recorded an income tax benefit of $1.9 million, consisting of a cash tax provision of $0.9 million and a non-cash tax benefit of $2.8 million. Included in the non-cash tax benefit of $2.8 million is a $0.5 million provision due to an adjustment to the Company's net operating loss carryforward related to a deferred tax asset and a $0.2 million provision related to uncertain tax return positions.

The Company's unrecognized tax benefits, including interest and penalties, totaled $6.3 million at May 25, 2010, all of which, if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of May 25, 2010, the Company had approximately $0.7 million of accrued interest related to uncertain tax positions.

Successor Period

For the period ended October 31, 2010, the Company's effective tax rate was 8.4%. During this period, the Company recorded an income tax benefit of $8.1 million consisting of a cash tax provision of $1.5 million and a non-cash tax benefit of $9.6 million. Included in the non-cash tax benefit of $9.6 million is a net tax benefit of $0.3 million related to deductible transaction costs from the Acquisition, and a $1.0 million provision related to uncertain tax provisions.

The Company's unrecognized tax benefits, including interest and penalties, totaled $4.0 million at October 31, 2010, all of which, if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of October 31, 2010, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as Ireland, the United Kingdom, Germany, Australia, Canada and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S based income tax examinations for years before fiscal 2005.

11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is not a party to any material legal proceedings.

The Company's software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company's product documentation under normal use and circum-stances. The Company's arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party's intellectual property rights.

The Company has entered into service level agreements with some of its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels for an agreed upon period of time.

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	May 26, to October 31, 2010	February 1, to May 25, 2010	Nine Months Ended October 31, 2009
Revenue:
United States	$59,092	$60,284	$101,301	$72,583	$179,036
United Kingdom	8,603	9,552	14,617	10,802	27,126
Canada	3,788	3,350	6,498	4,789	9,090
Europe, excluding United Kingdom	2,444	2,331	4,138	2,754	6,617
Australia/New Zealand	3,653	3,321	6,160	4,268	9,186
Other	1,817	1,564	3,701	2,342	4,712
Purchase accounting adjustments	(26,853)	-	(49,815)	-	-
Total revenue	$52,544	$80,402	$86,600	$97,538	$235,767

Long-lived tangible assets at international locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying combined balance sheets consisted of the following (in thousands):

	October 31, 2010	January 31, 2010
Professional fees	$3,637	$2,921
Sales tax payable/VAT payable	2,068	4,933
Accrued royalties	3,843	1,810
Accrued tax	820	1,082
Accrued interest	16,722	281
Other accrued liabilities	6,901	12,072
Total accrued expenses	$33,991	$23,099

14. OTHER ASSETS

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	October 31, 2010	January 31, 2010
Debt financing cost – long term (See Note 16)	$24,101	$2,148
Deferred charge	-	7,451
Other	728	236
Total other assets	$24,829	$9,835

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	October 31, 2010	January 31, 2010
Uncertain tax positions; including interest and penalties – long term	3,817	4,152
Other	239	280
Total other long-term liabilities	$4,056	$4,432

16. CREDIT FACILITIES AND DEBT

SENIOR CREDIT FACILITIES

On May 26, 2010, in connection with the closing of the acquisition, the Company entered into a Senior Credit Facility with certain lenders (the "Lenders") providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions.

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of October 31, 2010, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On June 30, 2010, we elected our interest calculation to be based on adjusted LIBOR. The applicable margin percentage for the revolving credit facility is 3.50% per annum for base rate loans and 4.50% per annum for LIBOR rate loans.

Our Senior Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

•	a percentage initially expected to be 50% (subject to reduction to 25% and 0% based upon our leverage ratio) of our annual excess cash flow;

•	100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under our Senior Credit Facilities.

The foregoing mandatory prepayments are applied to installments of the term loan facility in direct order of maturity.

We may voluntarily repay outstanding loans under our Senior Credit Facilities at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans and, with respect to outstanding term loans, a premium during the first three years following the closing date for voluntary prepayments, repricings or effective repricings of such term loans. The premium for voluntary prepayments, repricings or effective repricings of term loans is 2% in the second year and 1% in the third year, with a customary make-whole premium for prepayments during the first year of the term loan facility. Voluntary prepayments may be applied as directed by the borrower.

Our Senior Credit Facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the initial aggregate principal amount of the term loans made on the closing date, with the balance due at maturity.

The Senior Credit Facilities are guaranteed by, subject to certain exceptions (including an exception for foreign subsidiaries of U.S. subsidiaries), each of our existing and future material wholly owned subsidiaries and our immediate parent. All obligations under our Senior Credit Facilities, and the guarantees of those obligations, will be secured by substantially all of our, our subsidiary guarantors' and our parent's existing and future property and assets and by a pledge of our capital stock and the capital stock of, subject to certain exceptions, each of our material wholly owned restricted subsidiaries (or up to 65% of the capital stock of material first-tier foreign wholly owned restricted subsidiaries of our U.S. subsidiaries).

In addition, our Senior Credit Facilities require us to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require us to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. As of October 31, 2010, we were in compliance with this financial covenant.

In addition, our Senior Credit Facilities include negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets (including pursuant to sale and leaseback transactions); pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay certain indebtedness (including the senior notes); engage in certain transactions with affiliates; amend material agreements governing certain indebtedness (including the senior notes); and change our lines of business.

Our Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for our Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under our Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under our Senior Credit Facilities and all actions permitted to be taken by a secured creditor. As of October 31, 2010, we were in compliance with these covenants.

In connection with the Senior Credit Facilities, the Company incurred debt financing costs of $18.6 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans using the effective interest method. During the three months ended October 31, 2010, the Company paid approximately $5.5 million in interest and recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs. During the period from May 26, 2010 through October 31, 2010, the Company paid approximately $7.5 million in interest and recorded $1.2 million of amortized interest expense related to the capitalized debt financing costs.

Future scheduled minimum payments including estimated mandatory prepayments under this credit facility are as follows (in thousands):

Fiscal 2011 (remaining 3 months)	$813
Fiscal 2012	5,344
Fiscal 2013	3,250
Fiscal 2014	3,250
Fiscal 2015	3,250
Fiscal 2016	3,250
Fiscal 2017	3,250
Fiscal 2018	301,781
Total	$324,188

SENIOR NOTES

On May 26, 2010, in connection with the closing of the acquisition, senior notes ("senior notes") were issued under an indenture among the Company, as issuer, SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors in an aggregate principal amount of $310.0 million. The senior notes mature on June 1, 2018. Interest is payable semiannually (at 11.125% per annum) in cash to holders of senior notes of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date, on June 1 and December 1 of each year, commencing December 1, 2010. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The senior notes are unsecured senior obligations of SSI II and SSI Co-Issuer LLC and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities.

We may redeem the senior notes, in whole or in part, at any time on or after on June 1, 2014, at a redemption price equal to 100% of the principal amount of the senior notes plus a premium declining ratably to par plus accrued and unpaid interest (if any). We may also redeem any of the senior notes at any time prior to June 1, 2014 at a redemption price of 100% of their principal amount plus a make-whole premium and accrued and unpaid interest (if any). In addition, at any time prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any).

If we experience certain kinds of changes of control, we must offer to purchase the senior notes at 101% of their principal amount plus accrued and unpaid interest (if any). If we sell certain assets and do not reinvest the net proceeds as specified in the indenture governing the senior notes, we must offer to repurchase the senior notes at 100% of their principal amount plus accrued and unpaid interest (if any).

The indenture governing the senior notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on our assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits us and our subsidiaries to incur additional indebtedness, including secured indebtedness. As of October 31, 2010, we were in compliance with these covenants.

In connection with issuance of the senior notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the three ended October 31, 2010, the Company recorded $0.4 million of amortized interest expense related to the capitalized debt financing costs. During the period from May 26, 2010 through October 31, 2010, the Company recorded $0.6 million of amortized interest expense related to the capitalized debt financing costs.

On October 8, 2010, the Company filed a Registration Statement on Form S-4 for an exchange offer relating to its senior notes.

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in ASC 605-25, "Revenue Recognition, 25 Multiple-Element Arrangements." The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.

In October 2009, the FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985-605, Software, 605, "Revenue Recognition" to exclude tangible products containing software components and non-software components that function together to deliver a product's essential functionality.

18. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

•	Level 1:
Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2:
Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3:
Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of October 31, 2010. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of October 31, 2010, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s new Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s senior notes which bear interest at a fixed rate approximate the fair value based on comparable market terms and conditions.

19. GUARANTORS

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 10. The senior notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes ("Non-Guarantors"). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities, described in Note 10.

The following condensed consolidating and combined financial statements are presented for the information of the holders of the senior notes and present the Condensed Consolidating and Combining Balance Sheets as of October 31, 2010 and the Condensed Consolidating and Combining Statements of Operations and Statements of Cash Flows for the periods May 26, 2010 to October 31, 2010 of the Company, which is the issuer of the senior notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated and combined presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100 percent owned by the parent and all guarantees are full and unconditional.

CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$36	$26,572	$10,498	$-	$37,106
Restricted cash	-	862	60	-	922
Accounts receivable, net	-	58,233	6,700	-	64,933
Intercompany receivables	-	349,748	2,712	(352,460)	-
Deferred tax assets	-	1,355	5	-	1,360
Prepaid expenses and other current assets	1,461	16,133	1,355	69	19,018
Total current assets	1,497	452,903	21,330	(352,391)	123,339
Property and equipment, net	-	5,409	6	-	5,415
Goodwill	-	525,320	29,362	-	554,682
Intangible assets, net	-	592,381	24,795	-	617,176
Investment in subsidiaries	1,129,184	1,197,764	402	(2,327,350)	-
Investment in, and advances to, nonconsolidated affiliates	-	69	-	(69)	-
Deferred tax assets	-	186	132	-	318
Other assets	9,455	15,358	16	-	24,829
Total assets	$1,140,136	$2,789,390	$76,043	$(2,679,810)	$1,325,759

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$5,344	$-	$-	$5,344
Accounts payable	-	3,325	74	-	3,399
Accrued expenses	14,872	17,584	1,535	-	33,991
Accrued compensation	-	8,156	892	-	9,048
Intercompany payable	313,768	827,413	74,286	(1,215,467)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	884	(576)	-	308
Deferred revenue	-	94,518	15,079	-	109,597
Total current liabilities	328,640	957,224	91,690	(1,215,867)	161,687

Long term debt	308,043	318,844	-	-	626,887
Deferred tax liabilities	-	71,396	2,785	-	74,181
Other long term liabilities	-	3,141	915	-	4,056
Total long term liabilities	308,043	393,381	3,700	-	705,124
Total shareholders' equity	503,453	1,438,785	(19,347)	(1,463,943)	458,948
Total liabilities and shareholders' equity	$1,140,136	$2,789,390	$76,043	$(2,679,810)	$1,325,759

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$-	$64,214	$12,468	$-	$76,682
Short-term investments	-	3,559	-	-	3,559
Restricted cash	-	2,686	100	-	2,786
Accounts receivable, net	-	125,778	16,050		141,828
Intercompany receivables	-	41,127	3,281	(44,408)	-
Deferred tax assets	-	27,873	1,029	-	28,902
Prepaid expenses and other current assets	-	19,202	2,009	2,236	23,447
Total current assets	-	284,439	34,937	(42,172)	277,204
Property and equipment, net	-	6,275	13	-	6,288
Goodwill	-	99,370	815	138,365	238,550
Intangible assets, net	-	338,670	-	(333,443)	5,227
Investment in subsidiaries	-	37,122	401	(37,523)	-
Investment in, and advances to, nonconsolidated affiliates	-	-	-	-	-
Deferred tax assets	-	41,533	7,594	-	49,127
Other assets	-	3,854	39	5,942	9,835
Total assets	$-	$811,263	$43,799	$(268,831)	$586,231

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long term debt	$-	$865	$-	$-	$865
Accounts payable	-	4,462	57	-	4,519
Accrued expenses	-	19,752	3,347	-	23,099
Accrued compensation	-	16,587	1,700	-	18,287
Intercompany payable	-	186,339	41,127	(227,466)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	-	-	-	-
Deferred revenue	-	179,728	20,641	-	200,369
Total current liabilities	-	407,733	67,272	(227,866)	247,139

Long term debt	-	83,500	-	-	83,500
Deferred tax liabilities	-	-	-	-	-
Other long term liabilities	-	3,859	573	-	4,432
Total long term liabilities	-	87,359	573	-	87,932
Total shareholders' equity	-	316,171	(24,046)	(40,965)	251,160
Total liabilities and shareholders' equity	$-	$811,263	$43,799	$(268,831)	$586,231

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$49,055	$7,746	$(4,257)	$52,544
Cost of revenue	-	7,001	4,292	(4,257)	7,036
Cost of revenue - amortization of intangible assets	-	15,512	-	474	15,986
Gross profit	-	26,542	3,454	(474)	29,522
Operating expenses:
Research and development	-	9,974	301	-	10,275
Selling and marketing	-	20,003	2,251	-	22,254
General and administrative	17	7,405	147	-	7,569
Amortization of intangible assets	-	(3,574)	908	13,418	10,752
Acquisition related expenses	-	998	-	-	998
Total operating expenses	17	34,806	3,607	13,418	51,848
Operating loss	(17)	(8,264)	(153)	(13,892)	(22,326)
Other income (expense), net	-	10,890	(608)	(10,769)	(487)
Interest income	-	4	32	-	36
Interest expense	(9,029)	(6,102)	-	-	(15,131)
Loss before benefit of income taxes	(9,046)	(3,472)	(729)	(24,661)	(37,908)
Benefit of income taxes	-	(2,579)	(41)	-	(2,620)
Net loss	$(9,046)	$(893)	$(688)	$(24,661)	$(35,288)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009
(UNAUDITED, IN THOUSANDS)

	Issuer		Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue		$-	$85,457	$7,465	$(12,520)	$80,402
Cost of revenue		-	6,727	12,638	(12,520)	6,845
Cost of revenue - amortization of intangible assets		-	810	-	(778)	32
Gross profit		-	77,920	(5,173)	778	73,525
Operating expenses:
Research and development		-	12,264	244	-	12,508
Selling and marketing		-	20,858	2,478	-	23,336
General and administrative		-	7,648	209	-	7,857
Amortization of intangible assets		-	21,209	27	(19,118)	2,118
Acquisition related expenses		-	-	-	-	-
Total operating expenses			61,979	2,958	(19,118)	45,819
Operating income (loss)		-	15,941	(8,131)	19,896	27,706
Other income (expense), net		-	7,439	(675)	(6,984)	(220)
Interest income		-	60	6	-	66
Interest expense			(1,641)	8	-	(1,633)
Income (loss) before provision for (benefit) income taxes			21,799	(8,792)	12,912	25,919
Provision for (benefit) income taxes		-	6,527	(28)	(210)	6,289
Net income (loss)	$		$15,272	$(8,764)	$13,122	$19,630

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM MAY 26, 2010 TO OCTOBER 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$81,251	$13,695	$(8,346)	$86,600
Cost of revenue	-	12,188	8,405	(8,346)	12,247
Cost of revenue - amortization of intangible assets	-	27,692	-	-	27,692
Gross profit	-	41,371	5,290	-	46,661
Operating expenses:
Research and development	-	17,172	481	-	17,653
Selling and marketing	-	33,050	3,725	-	36,775
General and administrative	23	13,005	216	-	13,244
Amortization of intangible assets	-	17,004	1,537	-	18,541
Acquisition related expenses	7,879	13,717	-	-	21,596
Total operating expenses	7,902	93,948	5,959	-	107,809
Operating loss	(7,902)	(52,577)	(669)	-	(61,148)
Other income (expense), net	-	9,663	(1,119)	(10,066)	(1,522)
Interest income	-	19	45	(12)	52
Interest expense	(23,158)	(10,565)	-	12	(33,711)
Loss before benefit of income taxes	(31,060)	(53,460)	(1,743)	(10,066)	(96,329)
Benefit of income taxes	-	(7,949)	(122)	-	(8,071)
Net loss	$(31,060)	$(45,511)	$(1,621)	$(10,066)	$(88,258)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
 (UNAUDITED, IN THOUSANDS)

	Issuer		Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue		$-	$92,854	$9,329	$(4,645)	$97,538
Cost of revenue		-	9,166	4,705	(4,645)	9,226
Cost of revenue - amortization of intangible assets		-	822	-	(782)	40
Gross profit		-	82,866	4,624	782	88,272
Operating expenses:
Research and development		-	16,744	387	-	17,131
Selling and marketing		-	36,825	3,553	-	40,378
General and administrative		-	21,513	315	-	21,828
Amortization of intangible assets		-	24,422	-	(23,285)	1,137
Acquisition related expenses		-	15,063	-	-	15,063
Total operating expenses		-	114,567	4,255	(23,285)	95,537
Operating (loss) income		-	(31,701)	369	24,067	(7,265)
Other income (expense), net		-	22,569	54	(22,238)	385
Interest income		-	64	31	-	95
Interest expense			(3,723)	-	-	(3,723)
(Loss) income before benefit of income taxes			(12,791)	454	1,829	(10,508)
Benefit of income taxes		-	(1,866)	(28)	-	(1,894)
Net (loss) income	$		$(10,925)	$482	$1,829	$(8,614)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2009
(UNAUDITED, IN THOUSANDS)

	Issuer		Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue		$-	$233,451	$21,945	$(19,629)	$235,767
Cost of revenue		-	21,349	20,122	(19,629)	21,842
Cost of revenue - amortization of intangible assets		-	2,357	3	(2,264)	96
Gross profit		-	209,745	1,820	2,264	213,829
Operating expenses:
Research and development		-	30,299	913	-	31,212
Selling and marketing		-	62,894	7,240	-	70,134
General and administrative		-	24,147	923	-	25,070
Amortization of intangible assets		-	61,937	83	(55,330)	6,690
Acquisition related expenses		-	-	-	-	-
Total operating expenses		-	179,277	9,159	(55,330)	133,106
Operating income (loss)		-	30,468	(7,339)	57,594	80,723
Other income (expense), net		-	14,201	(1,675)	(13,969)	(1,443)
Interest income		-	162	42	-	204
Interest expense			(6,110)	-	-	(6,110)
Income (loss) before provision for (benefit) income taxes			38,721	(8,972)	43,625	73,374
Provision for (benefit) income taxes		-	19,719	(346)	(1,579)	17,794
Net income (loss)	$		$19,002	$(8,626)	$45,204	$55,580

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM MAY 26, 2010 TO OCTOBER 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor		SSI II
	SSI II	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(31,060)	$(45,511)	$(1,621)	$(10,066)	$(88,258)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	-	1,658	3	-	1,661
Amortization of intangible assets	-	44,696	1,537	-	46,233
Recovery of bad debts	-	(7)	(83)	-	(90)
Benefit for income taxes - non-cash	-	(9,450)	(163)	-	(9,613)
Non-cash interest expense	679	1,224	-	-	1,903
Changes in current assets & liabilities, net of acquisitions
Accounts receivable	-	(12,743)	3,638	-	(9,105)
Prepaid expenses and other current assets	-	(1,221)	(531)	-	(1,752)
Accounts payable	-	440	(16)	-	424
Accrued expenses, including long-term	14,872	(18,680)	7,012	-	3,204
Deferred revenue	-	31,432	(3,292)	-	28,140
Net cash (used in) provided by operating activities	(15,509)	(8,162)	6,484	(10,066)	(27,253)
Cash flows from investing activities:
Purchases of property and equipment	-	(1,709)	-	-	(1,709)
Acquisition of SkillSoft, net of cash acquired	-	510,120	(38,187)	(1,546,114)	(1,074,181)
Decrease in restricted cash	-	1,806	31	-	1,837
Net cash provided by (used in) investing activities	-	510,217	(38,156)	(1,546,114)	(1,074,053)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	(1,129,184)	(1,129,184)	-	2,258,368	-
Proceeds from payments (on) intercompany loans	313,768	346,541	41,879	(702,188)	-
Proceeds from issuance of ordinary shares	534,513	.	-	-	534,513
Proceeds from issuance of Senior Credit Facilities, net of fees	-	306,398	-	-	306,398
Proceeds from issuance of Senior Notes, net of fees	296,448	-	-	-	296,448
Principal payments on Senior Credit Facilities	-	(813)	-	-	(813)
Net cash provided by (used in) financing activities	15,545	(477,058)	41,879	1,556,180	1,136,546
Effect of exchange rate changes on cash and cash equivalents	-	1,575	291	-	1,866
Net increase in cash and cash equivalents	36	26,572	10,498	-	37,106
Cash & cash equivalents, at beginning of period	-	-	-	-	-
Cash & cash equivalents, at end of period	$36	$26,572	$10,498	$-	$37,106

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer SSI II	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	SSI II Consolidated
Cash flows from operating activities:
Net (loss) income	$-	$(10,925)	$482	$1,829	$(8,614)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	-	24,867	292	-	25,159
Depreciation & amortization	-	1,370	4	-	1,374
Amortization of intangible assets	-	25,244	-	(24,067)	1,177
Recovery of bad debts	-	(99)	47	-	(52)
Provision for income taxes - non-cash	-	(2,764)	(36)	-	(2,800)
Non-cash interest expense	-	3,219	-	-	3,219
Tax effect related to exercise of non-qualified stock options	-	282	-	-	282
Changes in current assets & liabilities, net of acquisitions
Accounts receivable	-	80,168	6,062	-	86,230
Prepaid expenses and other current assets	-	(2,578)	360	-	(2,218)
Accounts payable	-	(1,588)	29	-	(1,559)
Accrued expenses, including long-term	-	(4,410)	(1,886)	-	(6,296)
Deferred revenue	-	(38,592)	(3,225)	-	(41,817)
Net cash provided by (used in) operating activities		74,194	2,129	(22,238)	54,085
Cash flows from investing activities:
Purchases of property and equipment	-	(438)	-	-	(438)
Purchases of investments	-	(2,562)	-	-	(2,562)
Maturity of investments	-	6,122	-	-	6,122
Decrease in restricted cash	-	18	9	-	27
Net cash provided by (used in) investing activities	-	3,140	9	-	3,149
Cash flows from financing activities:
Exercise of share options	-	3,065	-	-	3,065
Proceeds from employee share purchase plan	-	1,666	-	-	1,666
Proceeds from payments (on) intercompany loans	-	(14,134)	(8,104)	22,238	-
Principal payments on long term debt	-	(84,365)	-	-	(84,365)
Tax effect related to exercise of non-qualified stock options	-	(282)	-	-	(282)
Net cash (used in) provided by financing activities	-	(94,050)	(8,104)	22,238	(79,916)
Effect of exchange rate changes on cash and cash equivalents	-	(726)	(589)	-	(1,315)
Net decrease in cash and cash equivalents	-	(17,442)	(6,555)	-	(23,997)
Cash & cash equivalents, at beginning of period	-	64,214	12,468	-	76,682
Cash & cash equivalents, at end of period	$-	$46,772	$5,913	$-	$52,685

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2009
(UNAUDITED, IN THOUSANDS)

	Issuer SSI II	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	SSI II Consolidated
Cash flows from operating activities:
Net income (loss)	$-	$19,002	$(8,626)	$45,204	$55,580
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	-	4,549	92	-	4,641
Depreciation & amortization	-	3,412	7	-	3,419
Amortization of intangible assets	-	64,294	86	(57,594)	6,786
Recovery of bad debts	-	(128)	(2)	-	(130)
Provision for income taxes - non-cash	-	12,384	(460)	-	11,924
Non-cash interest expense	-	854	-	-	854
Tax effect related to exercise of non-qualified stock options	-	169	-	-	169
Changes in current assets & liabilities, net of acquisitions
Accounts receivable	-	72,322	8,640	-	80,962
Prepaid expenses and other current assets	-	3,162	2,368	(1,579)	3,951
Accounts payable	-	(1,419)	(83)	-	(1,502)
Accrued expenses, including long-term	-	(7,631)	(3,178)	-	(10,809)
Deferred revenue	-	(59,589)	(8,440)	-	(68,029)
Net cash (used in) provided by operating activities	-	111,381	(9,596)	(13,969)	87,816
Cash flows from investing activities:
Purchases of property and equipment	-	(1,692)	(11)	-	(1,703)
Purchases of investments	-	(7,762)	-	-	(7,762)
Maturity of investments	-	5,212	-	-	5,212
Increase in restricted cash	-	(2)	1,000	-	998
Net cash provided by (used in) investing activities	-	(4,244)	989	-	(3,255)
Cash flows from financing activities:
Exercise of share options	-	1,343	-	-	1,343
Proceeds from employee share purchase plan	-	2,192	-	-	2,192
Proceeds from payments (on) intercompany loans	-	(27,676)	13,707	13,969	-
Principal payments on long term debt	-	(38,802)	-	-	(38,802)
Acquisition of treasury stock	-	(29,817)	-	-	(29,817)
Tax effect related to exercise of non-qualified stock options	-	(169)	-	-	(169)
Net cash provided by (used in) financing activities	-	(92,929)	13,707	13,969	(65,253)
Effect of exchange rate changes on cash and cash equivalents	-	829	1,812	-	2,641
Net increase in cash and cash equivalents	-	15,037	6,912	-	21,949
Cash & cash equivalents, at beginning of period	-	34,104	3,749	-	37,853
Cash & cash equivalents, at end of period	$-	$49,141	$10,661	$-	$59,802

20. SUBSEQUENT EVENTS

The Company evaluates events occurring after the date of the accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in the financial statements. The Company did not identify any material subsequent events requiring adjustment to the accompanying unaudited condensed consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly.

On November 16, 2010, the Manager of SSILuxco II S.A. (“Luxco II”), a Luxembourg entity which is an indirect parent of the Company, approved and adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan has been established to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Awards under the 2010 Plan are intended to align the incentives of (i) the executives of Luxco II and its subsidiaries and (ii) its direct and indirect shareholders.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may make forward-looking statements relating to, among other things, such matters as anticipated financial performance, business outlook and prospects, strategy, plans, regulatory, market and industry trends, expected levels of liquidity over the next 12 months and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments Limited II ("SSI II"), completed its acquisition of SkillSoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC to SkillSoft Limited ("SkillSoft"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms "the Company", "we", "us", "our" and other similar terms refer to (a) prior to the Acquisition of SkillSoft, SkillSoft and its subsidiaries (the "Predecessor") and (b) from and after the Acquisition of SkillSoft, SSI II and its subsidiaries including SkillSoft (the "Successor").

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

FORMAT OF PRESENTATION

The discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented for both the Predecessor and Successor periods. A non-GAAP presentation of the results for the three and combined nine months ended October 31, 2010 is provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The information presented for the nine months ended October 31, 2010 includes the results of operations for the period from February 1 to May 25, 2010 of the Predecessor and the results of operations for the period from May 26 to October 31, 2010 of the Successor. The discussion refers to the nine months ended October 31, 2010 as combined nine months ended October 31, 2010. This presentation does not comply with generally accepted accounting principles in the United States ("GAAP"), it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

OVERVIEW

We are a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable business organizations to maximize business performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate our in-depth content resources, learning management system, virtual classroom technology and support services.

We generate revenue primarily from the licensing of our products, the provision of professional services and the provision of hosting and application services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee.

Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, custom content development, hosting services, royalties, certain infrastructure and occupancy expenses and share-based compensation. We generally recognize these costs as incurred. Also included in cost of revenue is amortization expense related to capitalized software development costs and intangible assets related to developed software and courseware acquired in business combinations.

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the combined three and combined nine months ended October 31, 2010 met the requirements for capitalization.

Research and development expenses consist primarily of salaries and benefits, share-based compensation, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. Selling and marketing expenses consist primarily of salaries and benefits, share-based compensation, commissions, advertising and promotion expenses, travel expenses and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, share-based compensation, consulting and service expenses, legal expenses, audit and tax preparation costs, regulatory compliance costs and certain infrastructure and occupancy expenses.

Amortization of intangible assets for the Successor period represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition. The amortization of intangible assets for the Predecessor period represents amortization of similar intangible asset categories from the Predecessor's acquisitions of NETg, Targeted Learning Corporation (TLC), Books24x7 and GoTrain Corp. and the Predecessor's merger with SkillSoft Corporation (the SmartForce Merger).

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to the Acquisition.

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon (i) estimates of the future performance and cash flows from the acquired business (income approach) and (ii) estimates of the cost to purchase or replace an asset adjusted for obsolescence (cost approach). We have used the income approach to determine the estimated fair value of certain other identifiable intangible assets including tradenames, customer relationships, backlog, and deferred revenue. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Tradenames represent acquired product names that we intend to continue to utilize. Customer contracts and relationships represent established relationships with customers to whom we believe we may sell additional content and services. Backlog represents contracts that have been signed that represent a future projected revenue stream and deferred revenue represents billed customer contracts that will amortize into revenue at a future date. We have used the cost approach to determine the estimated fair value of our acquired technology, our content, and our publishing rights. Our technology represents patented and unpatented technology and know-how. Our content includes electronic media, text, video and executive summaries on various topics which is delivered online to our customers. Our publishing rights represent long term contractual relationships with certain publishers with the rights to digitize and offer textbook and referenceware material within our course library.

BUSINESS OUTLOOK

In the three and combined nine months ended October 31, 2010, we generated revenue of $52.5 million and $184.1 million, respectively, as compared to $80.4 million and $235.8 million in the three and nine months ended October 31, 2009, respectively. We reported a net loss in the three and combined nine months ended October 31, 2010 of $35.3 million and $96.9 million, respectively, as compared to net income of $19.6 million and $55.6 million in the three and nine months ended October 31, 2009, respectively.

The net loss for the three and combined nine months ended October 31, 2010 was primarily driven by the activities resulting from, and related to, the Acquisition. The significant components of the Acquisition and Acquisition related activities include the following as of October 31, 2010 (amounts in millions):

	Three Months Ended October 31, 2010	Combined Nine Months October 31, 2010
Current period impact to reductions to deferred revenue in purchase accounting	26.9	49.8
Amortization of intangible assets related to content and technology	16.0	27.7
Current period impact to reductions to prepaid commissions in purchase accounting	(3.4)	(6.2)
Accelerated vesting and settlement of stock-based compensation	~~–~~	23.4
Acquisition related expenses	1.0	36.7
Amortization of intangible assets	10.7	18.5
Interest expense from new borrowings	15.1	33.7
Total other long-term liabilities	$66.3	$183.6

Excluding the aforementioned impact from the Acquisition and Acquisition related activities, our revenue was slightly lower than last fiscal year's comparable period. We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' IT budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter longer sales cycles due to additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles. Despite these challenges, our core business so far this fiscal year has performed in accordance with our expectations. However, given the historical volatility of foreign exchange rates, our forward-looking estimates could change materially. In response to the more cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

In fiscal 2011, we will continue to focus on revenue generation and earnings growth primarily by:

•	cross selling and up selling;
•	evaluating new markets
•	acquiring new customers
•	carefully managing our spending
•	continuing to execute on our new product and technologies and telesales distribution initiatives; and
•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives

CRITICAL ACCOUNTING POLICIES

We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Registration Statement on Form S-4 as filed with the SEC on October 8, 2010. The policies set forth in our Form S-4 have not changed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2010 VERSUS THREE MONTHS ENDED OCTOBER 31, 2009

Revenue

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Revenue:
United States	$59,092	$60,284	$(1,192)	(2)%
International	20,305	20,118	187	1%
Fair value adjustments to deferred revenue	(26,853)	~~–~~	(26,853)	*
Total	$52,544	$80,402	$(27,858)	(35)%
____________

*           Not meaningful

The decrease in total revenue for the three months ended October 31, 2010 versus the three months ended October 31, 2009 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting. The decrease in United States revenue is primarily due to a lower level of subscription based revenue from the beginning of fiscal year deferred revenue as compared to the same prior year period. Internationally, the increase in revenues was primarily related to a higher level of subscription based revenue from beginning of fiscal year deferred revenue as compared to the same prior year period.

Costs and Expenses

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Cost of revenue	$7,036	$6,845	$191	3%
As a percentage of revenue	13%	9%
Cost of revenue – amortization of intangible assets	15,986	32	15,954	*
As a percentage of revenue	30%	0%
____________

*           Not meaningful

The increase in cost of revenue for the three months ended October 31, 2010 versus the three months ended October 31, 2009 was primarily due a slightly higher mix of royalty-bearing products.

The increase in cost of revenue - amortization of intangible assets for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 was primarily from purchase accounting related to the Acquisition.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Research and development	$10,275	$12,508	$(2,233)	(18)%
As a percentage of revenue	20%	16%

The decrease in research and development expense for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily due to incremental international content development incurred during the three months ended October 31, 2009.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Selling and marketing	$22,254	$23,336	$(1,082)	(5)%
As a percentage of revenue	42%	29%

The decrease in selling and marketing expense for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily due to a reduction in commissions expense of $2.7 million in the three months ended October 31, 2010 primarily resulting from the write-off of prepaid commissions in purchase accounting. This was partially offset by an increase in consulting costs of $1.5 million.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
General and administrative	$7,569	$7,857	$(288)	(4)%
As a percentage of revenue	14%	10%

The decrease in general and administrative expense for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily due to a reduction in stock-based compensation of $0.7 million resulting from the Acquisition. This was partially offset by increased sponsor fees of $0.4 million.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Amortization of intangible assets	$10,752	$2,118	$8,634	408%
As a percentage of revenue	20%	3%
Acquisition related expenses	998	0	998	*
As a percentage of revenue	2%	0%
____________

*           Not meaningful

The increase in amortization of intangible assets and acquisition related expenses for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was related to the Acquisition and activities related to the Acquisition for the three months ended October 31, 2010.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Other (expense) income, net	$(487)	$(220)	$(267)	(121)%
As a percentage of revenue	(1)%	0%
Interest income	$36	$66	$(30)	(45)%
As a percentage of revenue	0%	0%
Interest expense	$(15,131)	$(1,633)	$(13,498)	*
As a percentage of revenue	(29)%	(2)%
____________

*           Not meaningful

The increase in other expense, net for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily due to a reduction in our short-term investment balance as well as lower interest rates.

The increase in interest expense for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily due to the borrowings incurred in connection with the Acquisition and $1.3 million related to the write-off of deferred financing costs from the Predecessor's senior credit facility with Credit Suisse and certain lenders.

Provision for Income Taxes

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Provision(Benefit) for income taxes	$(2,620)	$6,289	$(8,909)	*
As a percentage of revenue	(5)%	8%
____________

*           Not meaningful

For the three months ended October 31, 2010 and for the three months ended October 31, 2009, our effective tax rates were 6.9% and 24.3%, respectively. The tax benefit we have recorded in the three months ended October, 31 2010 is primarily attributable to the tax benefit from our loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the three months ended October 31, 2010, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the impact of certain non-deductible expenses incurred in connection with the Acquisition and for the three months ended October 31, 2009, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

COMBINED NINE MONTHS ENDED OCTOBER 31, 2010 VERSUS NINE MONTHS ENDED OCTOBER 30, 2009

	Successor	Predecessor	Combined (1)	Predecessor
	May 26, to October 31, 2010	February 1, to May 25, 2010	Nine months ended October 31, 2010	Nine months ended October 31, 2009
Revenue	$86,600	$97,538	$184,138	$235,767
Cost of revenue	12,247	9,226	21,473	21,842
Cost of revenue – amortization of intangible assets	27,692	40	27,732	96
Gross profit	46,661	88,272	134,933	213,829
Operating expenses:
Research and development	17,653	17,131	34,784	31,212
Selling and marketing	36,775	40,378	77,153	70,134
General and administrative	13,244	21,828	35,072	25,070
Amortization of intangible assets	18,541	1,137	19,678	6,690
Acquisition related expenses	21,596	15,063	36,659	-
Total operating expenses	107,809	95,537	203,346	133,106
Operating (loss) income	(61,148)	(7,265)	(68,413)	80,723
Other (expense) income, net	(1,522)	385	(1,137)	(1,443)
Interest income	52	95	147	204
Interest expense	(33,711)	(3,723)	(37,434)	(6,110)
Income before provision for income taxes from continuing operations	(96,329)	(10,508)	(106,837)	73,374
Provision for income taxes	(8,071)	(1,894)	(9,965)	17,794
Net income	$(88,258)	$(8,614)	$(96,872)	$55,580

(1)    This presentation does not comply with generally accepted accounting principles in the United States (GAAP), it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

Revenue

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Revenue:
United States	$173,884	$179,036	$(5,152)	(3)%
International	60,069	56,731	3,338	6%
Fair value adjustments to deferred revenue	(49,815)	~~–~~	(49,815)
Total	$184,138	$235,767	$(51,629)	(22)%

The decrease in total revenue for the combined nine months ended October 31, 2010 versus the nine months ended October 31, 2009 was primarily the result of the amortization from the fair value adjustments to deferred revenue from purchase accounting in the Acquisition. The decrease in United States revenue is primarily due to a lower level of subscription based revenue from beginning of fiscal year deferred revenue as compared to the same prior year period. Internationally, the increase in revenues was primarily related to a higher level of subscription based revenue from beginning of fiscal year deferred revenue as compared to the same prior year period.

Costs and Expenses

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Cost of revenue	$21,473	$21,842	$(369)	(2)%
As a percentage of revenue	12%	9%
Cost of revenue – amortization of intangible assets	27,732	96	27,636	*
As a percentage of revenue	15%	0%
____________

*           Not meaningful

The decrease in cost of revenue for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily due to our cost-saving initiatives within the hosting function, this was partially offset by a slightly higher mix of royalty-bearing products during the three months ended October 31, 2010.

The increase in cost of revenue - amortization of intangible assets for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily from purchase accounting related to the Acquisition.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Research and development	$34,784	$31,212	$3,572	11%
As a percentage of revenue	19%	13%

The increase in research and development expense for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily due to an increase in compensation and benefits. This increase was primarily the result of incremental stock-based compensation of $4.3 million resulting from the Acquisition which was partially offset by a reduction in bonuses of $0.8 million.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Selling and marketing	$77,153	$70,134	$7,019	10%
As a percentage of revenue	42%	30%

The increase in selling and marketing expense for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily due to incremental stock-based compensation of $6.8 million resulting from the Acquisition, increased salary and travel expense of $2.8 million and $0.9 million, respectively, as a result of an increase in headcount, and an increase in consulting costs of $1.9 million. This was partially offset by the fair value adjustments to prepaid commissions in purchase accounting resulting from the Acquisition of $6.2 million in the combined nine months ended October 31, 2010.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
General and administrative	$35,072	$25,070	$10,002	40%
As a percentage of revenue	19%	11%

The increase in general and administrative expense for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily due to incremental stock-based compensation of $10.1 million resulting from the Acquisition, as well as increased professional fees of $0.6 million and management fees paid to Berkshire Partners LLC ("Berkshire Partners"), Advent International Corporation ("Advent") and Bain Capital Partners, LLC ("Bain Capital" and, together with Berkshire Partners and Advent, the "Sponsors") of $0.6 million. These increases were partially offset by a reduction in bonus expense of $1.5 million primarily due to a decrease in executive bonus.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Amortization of intangible assets	$19,678	$6,690	$12,988	194%
As a percentage of revenue	11%	3%
Acquisition related expenses	36,659	-	36,659	*
As a percentage of revenue	20%	-%
____________

*           Not meaningful

The increase in amortization of intangible assets and acquisition related expenses for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was related to the Acquisition and activities related to the Acquisition for the combined nine months ended October 31, 2010.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Other (expense) income, net	$(1,137)	$(1,443)	$306	21%
As a percentage of revenue	(1)%	(1)%
Interest income	$147	$204	$(57)	(28)%
As a percentage of revenue	0%	0%
Interest expense	$(37,434)	$(6,110)	$(31,324)	*
As a percentage of revenue	(20)%	(3)%
____________

*           Not meaningful

The increase in other income, net for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily due to a reduction in our short-term investment balance as well as lower interest rates.

The increase in interest expense for the combined nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was primarily due to the borrowings resulting from the Acquisition.

Provision for Income Taxes

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2009
(In thousands, except percentages)
Provision(Benefit) for income taxes	$(9,965)	$17,794	$(27,759)	*
As a percentage of revenue	(5)%	8%
____________

*           Not meaningful

For the combined six months ended October 31, 2010 and for the nine months ended October 31, 2009, our effective tax rates were 9.3% and 24.3%, respectively. The tax benefit we have recorded for the combined nine months ended October, 31 2010 is primarily attributable to the tax benefit from our loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the nine months ended October 31, 2010 and 2009, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the nine months ended October 31, 2009, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents our condensed consolidated cash flows for the periods indicated.

	Successor	Predecessor	Combined (1)	Predecessor
	May 26, to October 31, 2010	February 1, to May 25, 2010	Nine months ended October 31, 2010	Nine months ended October 31, 2009
Net cash (used in) provided by operating activities	$(27,253)	$54,085	$26,832	$87,816
Net cash (used in) provided by investing activities	(1,074,053)	3,149	(1,070,904)	(3,255)
Net cash provided by (used in) financing activities	1,136,546	(79,916)	1,056,630	(65,253)
Effect of exchange rate changes on cash and cash equivalents	1,866	(1,315)	551	2,641
Net (decrease) increase in cash and cash equivalents	$37,106	$(23,997)	$13,109	$21,949

(1)    This presentation does not comply with generally accepted accounting principles in the United States (GAAP), it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

As of October 31, 2010, our cash and cash equivalents and short-term investments totaled $37.1 million. This compares to $80.2 million at January 31, 2010.

Net cash provided by operating activities of $26.8 million for the combined nine months ended October 31, 2010 was primarily due to a decrease in accounts receivable of $77.1 million. The decrease in accounts receivable is primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and this compares to a decrease in accounts receivable of $81.0 million for the nine months ended October 31, 2009. This change period over period is primarily due to the timing of collections. This was partially offset by a net loss of $96.9 million, which is reduced by the impact of non-cash expenses for depreciation and amortization of $50.4 million, share-based compensation expense of $25.2 million and non-cash interest expense of $5.1 million and increased for the impact of a non-cash tax benefit of ($12.4) million. In addition, we had decreases in deferred revenue of $13.7 million, accrued expenses of $3.1 million and increases in prepaid expenses of $4.0 million. These decreases are the result of the seasonality of our operations and the movement in deferred revenues and prepaid expenses were further impacted by the effects of purchase accounting as a result of the Acquisition.

Net cash used in investing activities was $1,070.9 million for the combined nine months ended October 31, 2010, which includes cash used to acquire SkillSoft PLC of $1,074.2 million, net of cash acquired.

Net cash provided by financing activities was $1,056.6 million for the combined nine months ended October 31, 2010. This was the result of borrowing under long-term debt of $602.8 million, net of debt acquisition costs and original issue discount. In addition we received proceeds from the issuance of stock, related to the Acquisition, of $534.5 million and utilized $84.4 million of cash of the Predecessor for the repayment of the Predecessor's senior credit facility with Credit Suisse and certain lenders.

We had a working capital deficit of approximately $38.3 million as of October 31, 2010 as compared to working capital of approximately $30.1 million as of January 31, 2010. The decrease in working capital was primarily attributed to the seasonality of the business, the effects from purchase accounting of the Acquisition or a combination of both. The decrease in accounts receivable is primarily attributed to the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing. The decrease in cash, cash equivalents and short-term investments is primarily due to the repayment of the Predecessor's senior credit facility with Credit Suisse and certain lenders and cash used in conjunction with the Acquisition. The decrease in deferred revenues is partially attributable to the seasonality of the business and approximately $28.3 million of this decrease related to the unamortized purchase accounting fair value adjustments from the Acquisition. We also have $5.3 million classified as current maturities on long term debt as compared to $0.9 million as of January 31, 2010 due the estimated repayment of the Senior Credit Facilities.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2016. In addition, we have Senior Credit Facilities which will be paid out over the next 7 years and senior notes due in 8 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at October 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$8,329	$3,222	$4,709	$398	$	~~–~~
Debt Obligations	634,188	5,344	6,500	6,500		615,844
Total Obligations	$642,517	$8,566	$11,209	$6,898		$615,844

We do not have any contingent considerations related to the Acquisition nor do we have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

Cash provided by operating activities is our main source of liquidity. Following the Acquisition, we plan to rely on a combination of our available cash and cash equivalents and short term-investments, and cash provided by operating activities, supplemented as necessary from time to time by borrowings under our Senior Credit Facilities and other financing transactions, to service our cash requirements. Management expects our cash flows from operations, combined with availability under our Senior Credit Facilities, to provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending for a period that includes the next 12 months.

In conjunction with the Acquisition, the Predecessor fully repaid and closed its senior credit facility with Credit Suisse and certain lenders.

On May 26, 2010, in connection with the closing of the acquisition, we entered into a Senior Credit Facility with certain lenders (the "Lenders") providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility, and we also issued an aggregate principal amount of $310.0 million of 11.125% Senior Notes due 2018. The senior notes were issued under an indenture among us, as issuer, SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors. As a result of the Acquisition, we are highly leveraged. As of October 31, 2010, we have outstanding $634.2 million in aggregate indebtedness (which resulted in net proceeds of $602.8 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40 million of borrowing capacity available under our revolving credit facility. As of October 31, 2010, the revolving credit line facility was undrawn. Interest expense from May 26, 2010 to October 31, 2010 was $33.7 million.

EXPLANATION OF USE OF NON-GAAP FINANCIAL RESULTS

In addition to reporting our audited and unaudited financial results in accordance with U.S. generally accepted accounting principles (GAAP), to assist investors we on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or unusual charges or benefits.

Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as share-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare our results on a more consistent basis to the results of other companies in our industry. By excluding charges such as merger and integration related expenses and one-time or infrequent charges our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different unusual charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, but believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.

Our management believes that the non-GAAP financial results may also provide useful information to investors. Non-GAAP results may also allow investors and analysts to more readily compare our operations to prior financial results and to the financial results of other companies in the industry who similarly provide non-GAAP results to investors and analysts. Investors may seek to evaluate our business performance and the performance of our competitors as they relate to cash. Excluding one-time and non-cash charges may assist investors in this evaluation and comparisons. When we provide non-GAAP financial results, we will also provide reconciliations of such results to GAAP financial measures.

In addition, certain covenants in our credit agreement are based on non-GAAP financial measures, such as adjusted EBITDA, and evaluating and presenting these measures allows us and our investors to assess our compliance with the covenants in our credit agreement and thus our liquidity situation.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2010, we did not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Interest income is sensitive to changes in the general level of U.S. interest rates. Based on the short-term nature of our investments, we have concluded that there is no significant market risk exposure.

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through October 31, 2010 and the nine months ended October 31, 2009, we incurred foreign currency exchange gains (losses) of $0.4 million, $(1.6) million and $1.4 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. — LEGAL PROCEEDINGS

With respect to the fiscal quarter ended October 31, 2010, the information required in response to this Item is set forth in Note 8(b) to our Consolidated Financial Statements, which is included in our Registration Statement on Form S-4 as filed with the SEC on October 8, 2010, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. – RISK FACTORS

In addition to the other information discussed in this report, please consider the factors described in our Registration Statement on Form S-4 filed with the SEC on October 8, 2010, under the sections entitled “Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations,” “Risk Factors—Risks Related to the Operation of Our Business,” and “Risk Factors—Risks Related to Legal Proceedings,” which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our Registration Statement on Form S-4, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. — (Removed and Reserved)

ITEM 5. — OTHER INFORMATION

Not applicable.

ITEM 6. — EXHIBITS

See the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSI INVESTMENTS II LIMITED

Date: December 15, 2010	By: /s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
32.1
Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.