Form 10-K
period 2011-01-31
SSI Investments II Ltd
filed 2011-04-14
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file: 333-169857

SSI INVESTMENTS II LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Republic of Ireland	None
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
107 Northeastern Boulevard	03062
Nashua, New Hampshire	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(603) 324-3000

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None.

SSI INVESTMENTS II LIMITED

FORM 10-K

i

From time to time, including in this Annual Report on Form 10-K, we may issue forward-looking statements relating to such matters as anticipated financial performance, business outlooks and prospects, strategy, plans, critical accounting policies, technological developments, new services, consolidation activities, research and development activities, regulatory, market and industry trends, expected levels of liquidity and similar matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target” and other words and terms of similar meaning, variations of such terms or the negative of those terms. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such factors that may affect the operations, performance, development and results of our business include those factors discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments Limited II ("SSI II"), completed its acquisition of SkillSoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the "Predecessor") to SkillSoft Limited ("SkillSoft" or the “Successor"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms "the Company", "we", "us", "our" and other similar terms refer to (a) prior to the Acquisition of SkillSoft, the Predecessor and its subsidiaries and (b) from and after the Acquisition of SkillSoft, SSI II and its subsidiaries. References in this Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2011 is the fiscal year ended January 31, 2011).

Part 1

Item 1.  Business

General

SkillSoft is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable organizations to maximize their performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Content offerings include business, information technology ("IT"), desktop and compliance Courseware collections, as well as complementary content assets such as Leadership Development ChannelTM and 50 Lessons TM video products, KnowledgeCenterTM portals, SkillSoft Leadership AdvantageTM portal, virtual instructor-led training services and online mentoring services. Our Books24x7® online library offers access to more than 28,000 digitized IT and business reference titles, including the full text of books, book summaries and executive reports. Our platform offerings include the SkillPort® learning management system (LMS), Search & Learn® search technology and SkillSoft DialogueTM virtual classroom. Our platform offerings also include a content-as-a-service solution through our Open Learning Services Architecture (OLSA), which utilizes Web Services standards and enables customers to integrate our content and content-related services with their enterprise application systems, enterprise portals and third party or custom LMS solutions.

Our products and services are designed to help organizations achieve a sustainable business advantage through the intelligent application of online learning. With a comprehensive learning solution comprised of high-quality learning resources and flexible technology approaches, we help our customers align their training programs with business imperatives, while extending the reach of these training programs to more employees, worldwide. These solutions are designed to support all levels of the organization and can easily be adapted to meet on-demand information needs and individual job roles.

On the Courseware side of our business, we focus on a variety of business, professional effectiveness, IT and compliance topics that we believe represent important skills required of employees in increasingly dynamic and complex work environments. We also provide performance support products through Books24x7® that support on-demand learning and daily information gathering needs. Our courses provide learners the ability to gain the knowledge they need to perform their jobs and prepare for many popular professional certifications. Our Books24x7® online reference collections cover broad business and technical areas of interest, as well as focused areas of interest such as engineering and finance. Generally, our Courseware and Books24x7® content solutions are based on open standard Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth they require, any time or anywhere that they may need it.

Our Platform offerings are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our SkillPort® LMS is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other platform and technology assets that allow our customers to tailor our content to better fit with their business. Our SkillSoft DialogueTM editor tool is focused on the rapid assembly and delivery of effective online learning sessions. Our KnowledgeCenterTM portals are targeted learning access points that provide audiences instant contact to trusted, relevant content that is specific to their job role. Each KnowledgeCenterTM portal includes material chosen to help users quickly and efficiently build knowledge around specific job-related topics. Customers can use the SkillSoft KnowledgeCenterTM editor tool to tailor SkillSoft KnowledgeCenterTM portals to their business needs. Our SkillSoft Leadership AdvantageTM portal helps executives build a greater understanding of key competencies that they need to better lead and mentor employees and be more productive contributors to their organizations. Among the many topics covered are leading change, strategic agility, business execution, managing and business acumen. Some of our short-form content, such as Books24x7® online book chapters and Leadership Development ChannelTM QuickTalksTM videos, can be accessed and/or played on smart phones and other mobile devices.

We have a worldwide customer base of over 3,000 organizations spanning business, government and education sectors, with more than 11.3 million licensed users. Our major products include:

SkillChoice® Multi-Modal Learning Solutions: These integrated solutions provide a rich array of resources including Courseware, Books24x7® library access, online mentoring, certification practice tests and rich-media Business Impact and Challenge Series titles to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice® solutions provide the necessary depth, breadth, quality and currency to encompass a wide range of corporate learning objectives.

SkillPort: Our SkillPort® learning management system provides a reliable, flexible and cost-effective way for organizations to deploy and manage their e-learning programs. Using our SkillPort® LMS, customers can leverage the benefits of the multi-modal learning approach and deploy robust learning solutions rapidly, on a global basis. The Search & Learn® search technology component of the SkillPort® system allows users to view all learning assets on the system with a single, unified search. The SkillPort® LMS is available as a SaaS-architecture hosted solution, supporting the growing demand for reliable, scalable and secure e-learning with a low-cost, low IT-burden model. Alternatively, customers may choose to deploy the SkillPort® LMS within their intranet infrastructure.

SkillSoft Dialogue: Our SkillSoft DialogueTM virtual classroom platform has been designed for the rapid assembly and delivery of effective live and on-demand learning sessions. These sessions can also be launched and tracked from the SkillPort® LMS.

KnowledgeCenter: Our pre-packaged, user-friendly KnowledgeCenterTM learning portals allow learners instant access to trusted, targeted content. Each KnowledgeCenterTM portal includes material specifically chosen to help a targeted audience of learners build knowledge around a topic as quickly and efficiently as possible. Components include the Books24x7® online library; access to SkillSoft Courseware organized into Learning Roadmaps that allow learners to locate and use the most appropriate courses for their needs; expert mentoring services (for IT KnowledgeCenterTM portals and the Project Management KnowledgeCenterTM portal); and featured topic spotlights, refreshed regularly, to provide an in-depth focus on particular topical areas. KnowledgeCenterTM portals also feature Business Impact and Challenge Series titles. Our KnowledgeCenterTM editor is an easy-to-use tool that allows organizations to brand and customize their KnowledgeCenterTM portals. Using the KnowledgeCenterTM editor tool, organizations can further optimize the focus of the KnowledgeCenterTM portal and enhance the learner experience by adding internal content, branding and resources.

Business Impact Series: The Business Impact SeriesTM video vignette titles are five-to-ten minute audio-driven dramatizations of workplace business problems and related solutions. Innovative uses of video and Flash technology present realistic characters and scenarios that depict a wide range of business and professional development topics that learners can apply to their specific jobs.

Challenge Series: The Challenge SeriesTM scenario based learning solution titles are media-rich interactive case studies focused on content analysis, problem solving and decision making. Each Challenge SeriesTM title presents learners with a specific objective or goal, along with related discovery material and multiple potential solutions. Learners are "challenged" to analyze the business problem and the discovery material, select one of several potential solutions and then defend or justify their selections by answering questions about the selected outcome.

SkillSoft Leadership Advantage: Our SkillSoft Leadership AdvantageTM leadership development solution is a pre-packaged, user-friendly learning portal that allows executives and corporate leaders instant access to a trusted, highly intuitive, practical resource for building a greater understanding of key competencies they need to better lead and mentor employees and be more productive contributors to their organizations. Among the many topics covered are leading change, strategic agility, business execution, managing and business acumen. SkillSoft's Leadership Advantage™ portal presents compelling, executive-focused content from key industry thought leaders via a combination of assets designed to appeal to the executive audience. These assets include targeted Key Concept articles, video-based QuickTalks™ from SkillSoft's Leadership Development ChannelTM, ExecSummariesTM and ExecBlueprintsTM briefs, and rich-media case studies and Challenge activities. Each learning track is designed with busy schedules in mind, and therefore lasts no more than two hours apiece.

Business Skills CoursewareTM Collection: This includes more than 3,300 Courseware titles encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through the RolePlay® interactive teaching tool, and case studies and transfer of learning into practice through online job aids, follow-on activities and SkillBriefsTM learning summaries. Our Business Skills CoursewareTM Collection also supports many popular and sought-after business certifications including PMI's PMP and CAPM certifications; HRCI's PHR and SPHR certifications; ASQ's Six Sigma Green Belt and Black Belt; Certified Quality Manager certifications and IIBA's Certified Business Analysis Professional. This collection also includes our Business Impact Series and Challenge Series media-rich titles.

IT Skills CoursewareTM Collection: The IT Skills CoursewareTM Collection includes more than 2,400 Courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, IT security, enterprise database systems and Web design. It also supports more than 100 current IT professional certification exams. In most instances these certification-aligned courses include access to online mentoring. These IT courses also feature strong visual design, interactivity and reinforcement of learning transfer via frequent practice questions, simulations and self-assessed exercises.

Desktop Skills Courseware CollectionTM: Our Desktop Skills Courseware CollectionTM includes 1,050 Courseware titles to assist professionals who rely on standard desktop applications. Our desktop solutions are designed for day-to-day performance support, as well as supporting major corporate software migrations.

Legal Compliance, Federal Government Compliance and Environmental Safety and Health (ES&H) Courseware Collection: Our Compliance Solution includes three focus areas—Legal Compliance, Federal Government Compliance and ES&H Compliance. Our Legal Compliance Solution, which includes 51Courseware titles, addresses the needs of our clients as they work toward maintaining compliance with various U.S. statutes, regulations and case law that govern the workplace. Additionally, the collection contains five Courseware titles relating to U.K. law and one related to Canadian law. The Federal Government Compliance Series, which includes 12 Courseware titles, addresses legal compliance issues that are of interest to federal agencies and private sector organizations that do business with the U.S. federal government. The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA) and the Department of Transportation (DOT). Our ES&H courses are designed for use by the "hardhat and safety glasses" industries. We offer over 210 ES&H Courseware titles in five languages.

Online Mentoring: This service is offered for over 100 current certification exams for IT professionals, end-user technologies, human resource professionals, Six Sigma, business analysts and project management skills. We have over 20 available, on-staff certified technical experts (CTEs), who average over 25 current certifications each, available 24 hours a day, seven days a week (24x7) for over 40 of our most popular certification exams. In addition to the 40 plus exams that have 24x7 mentoring, experts are also available online Monday through Friday, 9 a.m. to 5 p.m. EST for more than 50 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

Books24x7: This includes more than 28,000 unabridged professional reference books and reports from more than 445 book publisher imprints that are available to online subscribers through the Books24x7® online library. A patented search engine technology gives Books24x7® library subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. The Books24x7® online library collection also includes AnalystPerspectivesTM summaries, which describe the views of many different analyst firms and provides insight into their research and opinions in a form that helps planners and decision makers at all levels make better informed decisions. Complementing these summarized reports are full-text premium research reports from leading analyst firms.

Executive Content: The Books24x7® online library includes executive level offerings that give busy executives the insight they value in formats that fit their busy schedules. The ExecSummariesTM concise abstracts provide summaries of today's best-selling business books. The ExecBlueprintsTM executive white papers provide near-term actionable information on key business topics and are bylined by leading C-level executives from prominent global companies. Most ExecSummariesTM and ExecBlueprintsTM articles can be read on screen, printed or downloaded in MP3 format for portable listening.

Leadership Development Channel: The Leadership Development ChannelTM offering includes a collection of live and on-demand video learning presentations featuring best-selling business authors, experts and executives. The Leadership Development ChannelTM presentations are designed to cover formal and informal learning needs of an organization through video programs covering the following topical areas: management and leadership, change and innovation, communication, marketing and sales, business strategy and more.

In addition, this collection is ideal for both individual and group learning experiences, including use as meeting starters, one-on-one coaching, integration in instructor-led training, facilitated learning sessions and more.

50 Lessons: The 50 Lessons TM Video Library, acquired by SkillSoft in February 2011, is comprised of more than 1,000 digital business lessons from over 200 world-class business leaders. It is an on-demand resource for corporate universities and training departments to enhance and facilitate learning across multiple business disciplines and through multiple learning channels.

InGenius: The InGenius® social learning feature is an optional social functional layer to the Books24x7® online library platform that allows organizations to securely empower their employees to find, create and share knowledge assets and expertise with their colleagues leveraging content including Books24x7® library collections, executive content, and the Leadership Development ChannelTM video presentations.

Live Learning: Our Live LearningTM virtual classroom offering is a derivative of traditional instructor-led technical training. However, rather than gathering students in one physical locale, instructor lectures are broadcast to participants anywhere via the Internet. The Live LearningTM classes are taught over three weeks as six, three-hour Web-delivered lectures. Hands-on labs are performed by students independently between lectures, with online mentors accessible to assist if needed, depending on the course being taken. Recorded versions of lectures are available on-demand for review or if a learner misses any scheduled live lecture.

The Acquisition

On March 31, 2010, SkillSoft and SSI Investments III Limited ("SSI III") announced an agreement on the terms of the proposed revised recommended acquisition of SkillSoft by SSI III for cash at the increased price of $11.25 per SkillSoft share (the "Acquisition") to be implemented by means of a scheme of arrangement under Irish law (the "Scheme"). SkillSoft and SSI III had previously announced on February 12, 2010 that they had reached agreement on the terms of a recommended acquisition of SkillSoft by SSI III for cash at a price of $10.80 per SkillSoft share. The Scheme was an arrangement made between SkillSoft and shareholders of SkillSoft under Section 201 of the Companies Act 1963 of Ireland, which was approved by shareholders on May 3, 2010 and sanctioned by the High Court of Ireland on May 20, 2010. Upon completion of the Scheme, which occurred on May 26, 2010, SkillSoft became a wholly-owned subsidiary of SSI III and an indirect subsidiary of the Issuer.

At the time of the Acquisition, pursuant to the Scheme, the shares of SkillSoft were cancelled or transferred to SSI III in accordance with Irish law. SkillSoft then issued new SkillSoft shares to SSI III in place of those shares cancelled pursuant to the Scheme, and SSI III paid consideration to former SkillSoft shareholders and option holders in consideration for the Acquisition.

On June 23, 2010, SkillSoft PLC re-registered as a private limited company under Irish law and its corporate name changed from SkillSoft PLC to SkillSoft Limited. Our registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and our telephone number at that address from the United States is (011) 353-1-218-1000. Our principal office in the United States is located at 107 Northeastern Boulevard, Nashua, New Hampshire 03062, USA, and our telephone number at that address is (603) 324-3000.

Available Information

We maintain a website with the address www.skillsoft.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (SEC). In addition, we provide periodic investor relations updates and our corporate governance materials on our website.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Industry Background

The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills, IT skills and compliance training, as well as the complementary technologies and services for the development and delivery of learning programs. We believe that the growth in corporate training is being driven by:

•	The evolution of our economy to a service-based and knowledge-based economy, in which the skills of the work force often represent the most important corporate assets;
•	The increasing recognition by businesses of the need to continually improve the skills of their employees to remain competitive;
•	The rapidly evolving business environment, which necessitates continual training and education of employees even as expenditures for training must be tightly controlled;
•	The increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and retain employees;
•
The retirement of baby boom generation workers during the coming five to fifteen years, which will result in industries seeking technically skilled and educated workers to meet the projected shortage of qualified and trained candidates to replace those retiring workers. This phenomenon is widely projected to create a major increase in demand for training in technical and business skills; and

•	The increased concern for environmental impact, which has caused many organizations to place limits on travel, as well as look for other ways to reduce overall waste and carbon emissions.

Although the significant majority of corporate training has historically been and continues to be delivered through traditional classroom instruction, e-learning solutions offer another choice in which business enterprises improve the skills of their work force. By providing real-time accessibility and user-focused specificity, e-learning enables the training and education process to be broadened from a distinct event—often off-site and limited in scope—to a process of continuous learning for employees. Often, we find that our customers combine e-learning resources with traditional classroom instruction and virtual classroom events.

These blended learning programs meet the rising need for training in increasingly complex working environments, and when properly designed and deployed, blended solutions can effectively address the needs of business organizations seeking to provide cost effective, comprehensive, enterprise-wide learning solutions to their employees. These solutions can support the planned, formal learning priorities and the day-to-day informal learning activities that comprise the primary means by which business professionals learn the skills needed to do their job and grow their careers.

We believe that e-learning solutions present a significant opportunity for business organizations to cost-effectively deliver training and performance support resources for their employees while maintaining a higher level of productivity of their work force. e-learning solutions can improve on the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees' time. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content anytime, anywhere over the Internet and in the exact amount required by each individual learner.

SkillSoft Instructional/Learning Design Model

The instructional design model for our business and IT skills courses is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management, experiential learning and transfer of learning into the workplace. The design of each of our courses starts with the definition of user-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions or exercises along with assessments measure users' achievement of those objectives. We believe this robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses—regardless of the content focus or level of learning.

Our instructional design model is intended to meet the challenge of creating effective and engaging instruction that is easily deployed on our corporate customers' global computer networks or over the Internet. Our design, development and quality assurance standards and processes are all geared toward ensuring each course meets our expectations for the best instruction possible.

The model is intentionally flexible and non-technology specific, which allows for ongoing implementation of innovative strategies and features.

Learning Design for Business Skills, Compliance and ES&H

Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance. Other content areas, such as communication skills, are "softer," or more behaviorally-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. Our selection of strategies includes narrated animation, explorable graphics, case studies, simulated dialogs and RolePlay Exercises. Mandatory practice of all tested learning objectives within the instructional topics allows learners to review or clarify key teaching points before taking a test. Testing mostly commonly occurs at the lesson or course levels, insuring learners assess longer term memories versus quick memorization skills. In addition, we have a strong commitment to as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels.

Learning Design for IT Skills

Like our business skills courses, the instructional strategies chosen for use in an IT skills course are largely dependent on the course content and objectives. Learning the use or function of buttons, menu items and other familiar software elements is largely a knowledge and comprehension task. Learning the steps to complete a specific task is very procedural and best achieved via observation or guided practice, followed by opportunities for more independent practice, with varying degrees of guidance, feedback and support. In support of these and other IT skills-related learning goals, our IT skills courses provide explanations of core concepts and principles, step-by-step demonstrations of how to perform specific procedures, guided practice activities and sample coding solutions. Frequent review questions in the instructional topics reinforce key teaching points. Tests at topic, lesson and/or course level provide learners with an option to assess their performance across the entirety of a course, or with more focused concentration on individual topic or lesson level content and objectives.

Learning Design for Workplace Performance

We believe the use of learning assets in support of formal and informal learning is now desirable and common for many of our customers. Learning organizations are also demanding a broader range of learning environments and strategies as part of their learning solutions. Formal instruction remains important, but additional assets are needed to support solutions such as blended learning, learning portals, performance support and communities of practice. We will continue to develop learning assets that are flexible and innovative and that enhance workplace performance.

Web-Based Architecture and Deployment Platform
Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:

Learning Management System: Learning management systems are key enabling technologies that permit users to access a wide variety of learning content resources over the Web, including Courseware, simulations, the Books24x7® online library, video content, online mentoring, SkillBriefsTM learning summaries, job aids and TestPrepTM certification practice tests. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using the SkillPort® system’s learning program capabilities. Our SkillPort® LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted or intranet solution, the SkillPort® LMS offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2011, there were approximately 2,300 active SkillPort customer sites. In addition to our SkillPort® platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards.

SkillPort® LMS Search & Learn® Technology: The Search & Learn® search technology, a key component of the SkillPort® LMS, allows the users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various SkillSoft courses, books, TestPrepTM practice exams and online mentoring services available to the learner with a single search query. Customer content published to, and managed by the SkillPort® LMS is also included in the search results. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences.

SkillPort® LMS Customer Content Support: Customer content support allows customers to track, manage and search custom courses, as well as Microsoft Word, PowerPoint, Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates and customized training within a comprehensive learning database. The SkillPort® LMS also supports off-the-shelf and custom Courseware from third-party providers, as long as the content is designed to conform to our supported open standards and meets our custom content support guidelines. SkillSoft also offers services to assist customers in creating and publishing proprietary custom Courseware and other content using SkillSoft and third party authoring technologies.

SkillSoft Dialogue: The SkillSoft DialogueTM virtual classroom platform has been developed in response to our customers' needs to rapidly assemble and deliver new content that tie to their respective organizations and goals. Many customers have added a virtual meeting component to their learning programs to deliver company-specific information. They have discovered that online meeting tools can be used to quickly create new material and are using these tools to deliver information live, as well as recording their presentations for employees to play back on demand. However, they have also encountered some common challenges. Most online meeting tools do little to support subject matter experts (SMEs) who may not be experienced in how to deliver sessions that are rich in interaction, which can result in a lower level of engagement and knowledge transfer. Additionally, editing these recordings is often cumbersome or impossible. The SkillSoft DialogueTM platform builds on the foundation of this online meeting technology and adapts it to better fit the needs and challenges of the learning community. The SkillSoft DialogueTM platform aids SMEs in creating more interactive presentations.

Assistive Technology Support: Assistive technology support is designed to address the requirements of Section 508 of the Rehabilitation Act Amendments of 1998, which provides that, as of June 2001, computer software applications purchased or developed by federal agencies must be designed for accessibility by people who are blind, deaf or have poor motor skills. We have aggressively worked to adapt our online Courseware, the Books24x7® online library and our SkillPort® LMS platform to meet the requirements established by Section 508. This development work is consistent with our general corporate philosophy to help organizations "democratize" training and give all employees access to training and development opportunities anywhere, anytime through computers. Our Section 508-compliant products provide users in a government or commercial organization with sight, hearing and/or mobility limitations equal access to our courses through the use of leading assistive technologies such as the JAWS (Job Access With Speech) screen reader.

High Performance Web Technology: Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript and Adobe Flash. Our products employ advanced compression techniques, which allow our products to deliver high-quality performance within our customers' bandwidth constraints. This enables us to provide our e-learning solutions to most users, not just those with the most powerful computers, fastest network connections and highest resolution monitors.

Flexible Deployment Options: We offer a fully hosted SaaS-architecture model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer's intranet. Chosen by the large majority of SkillSoft customers, this SaaS option can significantly simplify and shorten the implementation process.

Open Learning Services Architecture: Open Learning Services Architecture (OLSA) is a set of Web services that enables customers to integrate our comprehensive content and content related services with their enterprise application systems, enterprise portals and third party or custom LMS systems. These services enable automation of burdensome administrative tasks and rapid deployment of SkillSoft hosted, off-the-shelf or customized, learning solutions. OLSA benefits include lower integration and operations costs as well as reduced time-to-availability of comprehensive learning resources. OLSA capabilities include fully-integrated Search & Learn® search technology; catalog management; user management; user learning data management; content launching with integrated services such as mentoring, code evaluation with links to book references; online data synchronization; learning structure launching such as KnowledgeCenterTM learning portals, SkillSoft Leadership AdvantageTM leadership development solution and learning programs with integrated SkillSoft DialogueTM virtual classroom sessions, books, courses, etc.

Product Pricing

The pricing for our courses varies based upon the number of course titles or the Courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some products and features, such as the SkillPort® LMS, KnowledgeCenterTM learning portals, SkillSoft Leadership AdvantageTM development solution, SkillStudio® customization tool, SkillSoft DialogueTM virtual classroom and Courseware hosting, are separately licensed for an additional fee.

The pricing for our SkillChoice® multi-modal learning solution license varies based on the content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our SkillChoice® solution license provides customers access to a full range of learning products including Courseware, the Books24x7® online library, mentoring, and the TestPrepTM practice exams.

The Books24x7® online library, as well as the Leadership Development ChannelTM and 50 Lessons video products licenses, give users access to the full library within one or more collections (ITPro™, BusinessProTM, FinanceProTM, OfficeEssentialsTM, etc.). The pricing for our Books24x7® library and Leadership Development ChannelTM products licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

Sales and Marketing

As of January 31, 2011, our products were sold in 66 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets. We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

In the field sales organization, each account executive reports to either a regional sales director or regional sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience as well as extensive contacts within the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to 12 months and often involves a coordinated effort among a number of groups within our organization.

We use sophisticated sales force automation software to track each prospect and customer through a sales cycle covering the following seven stages: prospect, qualify, discovery, evaluation, proposal, negotiation and close.

Our senior sales executives hold review meetings throughout each quarter with our regional sales vice presidents and in some cases their account executives to assess their 90-day forecast, 120-day pipeline development and longer term territory strategy. Our regional sales vice presidents, regional sales directors and their account executives typically confer regularly throughout the quarter to review progress toward quarterly goals and longer term business objectives and for coaching sessions.

We have an office in the United Kingdom that serves as the hub of our Europe and Middle East sales operations. We also have an office in Melbourne, Australia that serves as the hub for our Asia-Pacific operations. In order to accelerate our worldwide market penetration, our sales strategy includes developing relationships to access indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

We have telesales groups located in Scottsdale, Arizona and Fredericton, New Brunswick, Canada that have been established to target opportunities with small to medium-sized businesses.

Our marketing organization utilizes a variety of programs to support our global sales team. Our marketing programs include:

•	Customer advisory forums and user group events;
•	Product and strategy updates with industry analysts;
•	Public relations activities resulting in articles in trade press and speaking engagements;
•	Print advertising in trade publications;
•	Printed promotional materials and direct mail;
•	Online marketing in the form of Web banners, content syndication, email sponsorships, newsletters and key-word buying on search engines;
•	A marketing automation system that allows us to track the effectiveness of various online marketing campaigns and website activities; and
•	Events, seminars and trade shows.

No customer accounted for more than 2% of our revenue as of January 31, 2011. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Backlog

Backlog is reported at the end of each fiscal year, and as of January 31, 2011 and January 31, 2010, we had a non-cancelable backlog of approximately $255 million and $239 million, respectively. Backlog is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during the upcoming fiscal year. The amount scheduled to amortize into revenue during fiscal 2012 is disclosed as "backlog" as of January 31, 2011. Amounts to be added to deferred revenue during fiscal 2012 include subsequent installment billings for ongoing contract periods as well as billings for committed contract renewals.

Customer Service and Support

We offer a broad range of support and services to our customers across the e-learning lifecycle through our consulting service, application engineering and customer support organization. We believe that providing a high level of customer service and support is necessary to achieve rapid product implementation, full product utilization, measurable customer satisfaction and continued revenue growth.

Application engineering. We have application engineers available to assist customers with the technical aspects of installing, deploying and integrating our products. These engineers assist in evaluating the customers' environment and integration opportunities to ensure that our products will interoperate successfully, as well as assist with the integration of our products with third party LMSs, customer portals and enterprise software systems.

Learning consulting. We employ learning consultants to assist customers in planning and implementing best practices for e-learning program success. These individuals assist with the implementation of pilot programs and customer training initiatives, and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with e-learning end users. Our learning consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.

Customer support. We provide Web-based, live telephone, e-mail and chat support to our customers through our customer support organization. They are available to assist customers seven days per week, 24 hours per day, 365 days per year.

Competition

The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	The expected growth of this market will attract new entrants;
•	Our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates; and
•	The tremendously fragmented nature of the competitive landscape, including many competitors in the e-learning segment of the market.

One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

•
Providers of traditional classroom instruction, including American Management Association, AchieveGlobal, ESI, DDI, New Horizons, Cegos, Richardson and GlobalKnowledge. Many of the companies in this category are attempting to adapt their courses to e-learning formats suitable for access via Web browsers or offer e-learning courses in conjunction with their instructor-led training and, in general, compete for the same training dollars in the customer's budget;

•	Technology organizations such as IBM, Cisco, Oracle, Adobe, VMware, SAP, CompTIA and Microsoft that offer e-learning courses;
•
Suppliers of online corporate education and training courses, including NIIT, Thirdforce, Cengage, Harvard Business Publishing, SAI Global, Ninth House, Corpedia, Inquestra, RGI Learning, The Projects Group, CrossKnowledge, Brightline Compliance Solutions, Vivid Learning Systems, Kesdee, Zoologic, The Quality Group, PureSafety, K Alliance, Kaplan, QuickCert and many more. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O'Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more Books24x7® library collections include Knovel, which offers an Engineering collection, and getAbstract and BusinessBook Review, both of which offer condensed summaries of business books. NIIT offers a competitive online book collection that consists of a combination of their own products, Safari, getAbstract and books from book publishers with which NIIT has established licenses;

•
With our SkillSoft DialogueTM virtual classroom product, we are competing with companies such as Cisco , Saba, AT&T, Adobe, Citrix and Microsoft; and with rapid content development technology suppliers such as Adobe Connect, Articulate Studio and Microsoft PowerPoint;

•
With our SkillPort® LMS platform, we compete with other suppliers of LMS products such as SumTotal, Saba, Plateau, Oracle, SAP, IBM, Cornerstone OnDemand, Learn.com, Blackboard, CertPoint, Element K, Geometrix, LearnShare, Meridian Knowledge Solutions, NetDimensions, Operitel, RWD Technologies, SilkRoad, SoftScape, TechnoMedia, and TEDS;

We believe that the principal competitive factors in the corporate education and training market include:

•	The breadth, depth, currency and instructional design quality of the course content;
•	Informal performance support and other features of the training solution;
•	Adaptability, flexibility, reliability, scalability and performance of technology platforms offered;
•	Standards compliance and ease-of-integration with third party systems and customer learning portals;
•	The deployment options offered to customers, such as hosted, intranet and low bandwidth access;
•	Customer service and support;
•	Price/value relationship;
•	Relationships with the customer; and
•	Corporate reputation.

Although we believe that we currently compete favorably with respect to those factors, we may not be able to maintain or improve our competitive position. Some of our current and potential competitors have greater financial resources than we do. Increased competition may result in lost sales and may force us to lower prices, which may adversely affect our business and financial performance.

Product Development

We believe that the development of effective training content requires the convergence of source material, instructional design methodologies and computer technology. When developing a new learning path or product, we first obtain content from our content partners or other subject matter experts, existing courses and product reference materials. Our design and development teams then define the user-focused performance objectives and select the content, instructional strategies, learning activities and assessments appropriate for the intended learning outcomes. This process includes the creation of design documents, scripts and in some cases storyboards to document the planned content sequence, instructional flow and interactive presentation and practice strategies. The design and development team includes subject matter experts, learning designers, technical writers and developers, graphic designers, animators, content editors and quality assurance reviewers. After final assembly or integration of all course components into a completed course, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

The core element of our learning solution development process is our design and development process and the tools we use to support that process. Our design, development and production tools are comprised of our proprietary software and off-the-shelf tools. Our combination of development toolsets allows us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our research and development goal is to further enhance our product development process and tools to facilitate the continual evolution of our offerings and ensure that our instructional products incorporate a wide variety of meaningful and effective instructional elements. We primarily use a network of content development partners to produce content for our business and IT skills curriculums. Our content development partners use SkillSoft-defined methods and tools to develop content based on instructional design and quality standards defined by our content development team. Course content is supplied by us, by other companies from which we have licensed content, or by our development partners, based on an outline jointly defined by our development partners and SkillSoft.

Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts, task-based IT simulations and labs, KnowledgeCenterTM learning portals, SkillSoft Leadership AdvantageTM leadership development solution, Business Impact Series™ video programs and Challenge SeriesTM scenario based learning solution and online Books24x7® library assets for business and IT skills.

Our approach to technology begins with the understanding that the ability of our customers to deploy our e-learning applications and content is a critical factor in their success with our products. To meet our customers' varied needs, we strive to enable our courses to be able to be delivered online using standard Web browsers downloaded for off-line usage, or distributed via CD-ROM.

Through careful technology selection, product design and exhaustive compatibility testing, we ensure our products can be deployed on the vast majority of corporate desktop computers and without requiring the installation of specialized plug-ins whenever possible, and can be delivered over the varied and complex network infrastructures in existence today. As technologies and standards evolve, we continuously review those changes and consider adapting our products when possible to ensure compatibility.

We employ compression technologies for our media components and design our products to operate effectively over low bandwidth network environments. In this way, we reach a broader number of users with our products and minimize the load on our customers' networks.

Deployment flexibility is also achieved by adhering to industry standards such as AICC and SCORM. Our e-learning course content is designed for integration with third party learning management systems as well as with our e-learning platform products.

The majority of the content for our Books24x7® online library product offerings is licensed from third party publishers.

Certain research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland; Nashua, New Hampshire; Belfast, Northern Ireland and Fredericton, New Brunswick, Canada. In addition to our internal efforts, we outsource various aspects of our content development process to third parties.

Product development expenses were approximately $49.5 million and $43.8 million for the fiscal years ended January 31, 2009 and 2010, respectively and $49.0 million for the combined results of the Predecessor and Successor in the year ended January 31, 2011.

Proprietary Rights

We believe that proprietary technology forms an important or valuable part of most of our business skills and IT Skills CoursewareTM learning title offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have eight United States patents and 24 foreign patents relating to computer-based training technologies and methods, and five United States and foreign patent applications pending relating to computer-based training technologies and methods. We also have one nationalized Patent Cooperation Treaty application.

We attempt to avoid infringing upon intellectual property and proprietary rights of third parties in our product development efforts. However, we do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, some of which are confidential when filed, with regard to similar technologies. If our products violate third-party proprietary rights, we could be liable for substantial damages. In addition, we may be required to reengineer our products or seek to obtain licenses to continue offering the products, and those efforts may not be successful.

We currently license certain technologies from third parties—including data compression technologies and tools for developing Web applications—and some course content that we incorporate into our products. We also license content for our Books24x7® online library product offerings from third party publishers. This technology and content may not continue to be available to us on commercially reasonable terms. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on our business and financial performance. Moreover, we may face claims from others that the third-party technology or content incorporated in our products violates proprietary rights held by those claimants. We may also face claims for indemnification from our customers resulting from infringement claims against them based on the incorporation of third-party technology or content in our products. Although we are generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if we receive broad indemnification, third parties contractually obligated to indemnify us are not always well capitalized and may not be able to indemnify us in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business.

SkillSoft®, the SkillSoft logo, Books24x7®, SkillPort®, SkillChoice®, RolePlay®, Express Guide®, SkillBlend®, ITPro, BusinessPro, OfficeEssentials, GovEssentials, EngineeringPro, FinancePro, AnalystPerspectives, Well-BeingEssentials, ExecSummaries, ExecBlueprints, inGenius®, Dialogue, LiveEquations®, SkillStudio®, The SkillSoft Learning Growth Model®, SkillSoft Leadership Advantage, Leadership Development Channel, SkillSim, SkillBriefs, Live Learning, Business Impact Series and Search-and-Learn® are trademarks or registered marks of SkillSoft or its subsidiaries that are used in connection with the operation of our business. SkillSoft and its subsidiaries have registered trademarks in the United States and in various other countries.

Employees

As of January 31, 2011, we employed 1,132 people globally.

At January 31, 2011, 415 employees were engaged in sales, sales operations, sales management, marketing, solution services, telesales and corporate development, 161 were in finance, administration, business applications and IT, 237 employees were in customer service and support, application engineering and strategic services and 319 were in product development, custom solutions, mentoring, production and hosting.

As of January 31, 2011, 613 employees were located in the United States and 519 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

Our future success will depend in large part on the continued service of our key management, sales, product development and operational personnel and on our ability to attract, motivate and retain highly qualified employees. We also depend on writers, programmers and graphic artists. We expect to continue to hire additional product development, sales and marketing, information services, accounting staff and other resources as we deem appropriate to meet our business objectives.

Item 1A. Risk Factors

Investors should carefully consider the risks described below before making an investment decision with respect to our shares.

RISKS RELATED TO OUR INDEBTEDNESS AND CERTAIN OTHER OBLIGATIONS

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, LIMIT OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY OR OUR INDUSTRY, EXPOSE US TO INTEREST RATE RISK TO THE EXTENT OF OUR VARIABLE RATE DEBT AND PREVENT US FROM MEETING OUR OBLIGATIONS UNDER OUR SENIOR NOTES.

As a result of the Acquisition we incurred substantial debt and we are highly leveraged. The following chart shows our level of indebtedness as of January 31, 2011:

January 31, 2011
(dollars in millions)
Senior Credit Facilities	$323.4
11.125% Senior Notes due 2018	310.0
Total	$633.4

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our 11.125% senior notes due 2018 (“senior notes”);
·	increasing our vulnerability to general economic and industry conditions;
•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities are at variable rates of interest;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•
limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Credit Facilities and the indenture governing the senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

At January 31, 2011, we had approximately $323.4 million of debt outstanding under our Senior Credit Facilities, which bear interest based on a floating rate index with a minimum rate of 1.75%. A 0.125% increase to a floating rate greater than 1.75% could cause our annual interest expense to increase by approximately $0.4 million.

OUR DEBT AGREEMENTS CONTAIN RESTRICTIONS THAT LIMIT OUR FLEXIBILITY IN OPERATING OUR BUSINESS.

Our Senior Credit Facilities and the indenture governing the senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, redeem or repurchase, our capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, merge or consolidate with or into, another company. In addition, our Senior Credit Facilities require us to satisfy a maximum secured leverage ratio financial covenant, which becomes more restrictive over time but less restrictive in connection with certain material acquisitions. Such financial covenant is tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time).

We pledged a significant portion of our assets as collateral under the Senior Credit Facilities. Upon the occurrence of an event of default under the Senior Credit Facilities, the lenders could elect to declare all amounts outstanding under the Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Credit Facilities could proceed against the collateral granted to them that secure such indebtedness. If the lenders under the Senior Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the Senior Credit Facilities, as well as our other secured and unsecured indebtedness, including the senior notes.

OUR ABILITY TO SERVICE AND REPAY OUR DEBT, INCLUDING THE SENIOR NOTES, WILL BE ENTIRELY DEPENDENT ON THE CASH FLOW GENERATED BY SKILLSOFT AND ITS SUBSIDIARIES.

SkillSoft Limited and its subsidiaries own all of our operating assets and conduct all of our operations. Accordingly, repayment of the our indebtedness, including the senior notes, is dependent on the generation of cash flow by SkillSoft and its subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries do not have any obligation to pay amounts due on the senior notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions or debt repayments to enable us to make payments in respect of our indebtedness, including the senior notes. Each such subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. While the Senior Credit Facilities and the indenture governing the senior notes limit the ability of our guarantor subsidiaries to incur consensual encumbrances and include restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive cash from our subsidiaries, we will be unable to make required principal and interest payments on our indebtedness, including the senior notes.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH TO SERVICE ALL OF OUR INDEBTEDNESS, INCLUDING THE SENIOR NOTES, AND WE MAY BE FORCED TO TAKE OTHER ACTIONS TO SATISFY OUR OBLIGATIONS UNDER OUR INDEBTEDNESS, WHICH MAY NOT BE SUCCESSFUL.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Credit Facilities and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.

A NOTEHOLDER’S RIGHT TO RECEIVE PAYMENTS ON THE SENIOR NOTES IS EFFECTIVELY JUNIOR TO THOSE LENDERS WHO HAVE A SECURITY INTEREST IN OUR ASSETS.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our Senior Credit Facilities and each guarantor’s obligations under their respective guarantees of the Senior Credit Facilities are secured by a security interest in substantially all of our and our immediate parent’s tangible and intangible assets, including our stock and the stock and the assets of certain of our current and future subsidiaries. As of January 31, 2011, we had $633.4 million in outstanding debt on our consolidated balance sheet, of which $323.4 million is secured, and $40.0 million of available unused borrowing capacity under the revolving portions of our new Senior Credit Facilities.

If we are declared bankrupt or insolvent, or if we default under our Senior Credit Facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior notes, even if an event of default exists under the indenture governing the senior notes at such time. Because of the structural subordination of the senior notes relative to our secured indebtedness, in the event of our bankruptcy, liquidation or dissolution, our assets will not be available to pay obligations under the senior notes until we have made all payments in cash on our secured indebtedness. We cannot assure you that sufficient assets will remain after all these payments have been made to make any payments on the senior notes, including payments of principal or interest when due.

Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which a noteholder’s claims could be satisfied or, if any assets remained, they might be insufficient to satisfy such claims fully.

The indenture governing the senior notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including additional senior secured indebtedness.

NOTEHOLDERS’ CLAIMS TO OUR ASSETS ARE STRUCTURALLY SUBORDINATED TO ALL OF THE CREDITORS OF ANY NON-GUARANTOR SUBSIDIARIES.

Not all of our subsidiaries guarantee the senior notes. The senior notes are structurally subordinated to indebtedness (and other liabilities) of our subsidiaries that do not guarantee the senior notes. In the event of a bankruptcy, liquidation or reorganization of any of these non-guarantor subsidiaries, the non-guarantor subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to us.

The indenture governing the senior notes requires that each of our restricted subsidiaries (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantees the obligations under the Senior Credit Facilities or certain of our other indebtedness also become a guarantor of the senior notes. Our other subsidiaries are not required to become guarantors of the senior notes under the indenture. The terms of the Senior Credit Facilities, including the provisions relating to which our subsidiaries guarantee the obligations under the Senior Credit Facilities, may be amended, modified or waived, and guarantees thereunder may be released, in each case at the lenders’ discretion and without the consent or approval of noteholders. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the senior notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries is effectively senior, in respect of the assets of such subsidiaries, to claims of noteholders. As of January 31, 2011, the non-guarantor subsidiaries have no outstanding indebtedness.

IF WE DEFAULT ON OUR OBLIGATIONS TO PAY OUR INDEBTEDNESS, WE MAY NOT BE ABLE TO MAKE PAYMENTS ON THE SENIOR NOTES.

Any default under the agreements governing our indebtedness, including a default under the Senior Credit Facilities, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the senior notes and could substantially decrease the market value of the senior notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our Senior Credit Facilities and the indenture governing the senior notes), we could be in default under the terms of the agreements governing such indebtedness, including our Senior Credit Facilities and the indenture governing the senior notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under our Senior Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

WE MAY NOT BE ABLE TO REPURCHASE THE SENIOR NOTES UPON A CHANGE OF CONTROL.

Upon the occurrence of specific kinds of change of control events, we are required to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of the senior notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the senior notes upon a change of control because we may not have sufficient financial resources to purchase all of the senior notes that are tendered upon a change of control. Further, we are contractually restricted under the terms of our Senior Credit Facilities from repurchasing all of the senior notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the senior notes unless we are able to refinance or obtain waivers under our Senior Credit Facilities. Our failure to repurchase the senior notes upon a change of control would cause a default under the indenture governing the senior notes and a cross-default under the Senior Credit Facilities. The Senior Credit Facilities also provide that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

NOTEHOLDERS MAY NOT BE ABLE TO DETERMINE WHEN A CHANGE OF CONTROL GIVING RISE TO THEIR RIGHT TO HAVE THE SENIOR NOTES REPURCHASED BY US HAS OCCURRED FOLLOWING A SALE OF “SUBSTANTIALLY ALL” OF OUR ASSETS.

A change of control, as defined in the indenture governing the senior notes, requires us to make an offer to repurchase all outstanding senior notes. The definition of change of control includes a phrase relating to the sale, lease or transfer of “all or substantially all” of our assets. There is no precisely established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of holders of the senior notes to require us to repurchase their notes as a result of a sale, lease or transfer of less than all of our assets to another individual, group or entity may be uncertain.

FEDERAL AND STATE FRAUDULENT TRANSFER LAWS MAY PERMIT A COURT TO VOID THE SENIOR NOTES OR THE GUARANTEES, AND, IF THAT OCCURS, NOTEHOLDERS MAY NOT RECEIVE ANY PAYMENTS ON THE SENIOR NOTES.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the senior notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the senior notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the senior notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the senior notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the senior notes or the incurrence of the guarantees;
•	the issuance of the senior notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;
•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or
•
we or any of the guarantors were a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

If a court were to find that the issuance of the senior notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the senior notes or such guarantee or subordinate the senior notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the senior notes to repay any amounts received. In the event of a finding that a fraudulent transfer or conveyance occurred, a holder of the senior notes may not receive any payment on the senior notes. Further, the voidance of the senior notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the senior notes or the guarantees would not be subordinated to our or any of our guarantors’ other debt.

BECAUSE SSI INVESTMENTS II LIMITED IS INCORPORATED UNDER THE LAWS OF IRELAND, IT IS SUBJECT TO THE INSOLVENCY LAWS OF THAT JURISDICTION, INCLUDING “EXAMINERSHIP.”

“Examinership” is a court procedure available under the Irish Companies (Amendment) Act 1990, as amended, to facilitate the survival of companies in financial difficulties. SSI Investments II Limited (“SSI II”), its directors, a contingent, prospective or actual creditor of SSI II (including an employee), or shareholders of SSI II holding, at the date of presentation of the petition, not less than one-tenth of the voting share capital of SSI II are each entitled to petition the court for the appointment of an examiner.

The examiner, once appointed, has the power to set aside contracts and arrangements entered into by the company after the time of appointment and, in certain circumstances, can avoid a negative pledge given by the company prior to the time of appointment.

During the period of court protection, the examiner will compile proposals for a compromise or scheme of arrangement to assist the survival of the company as a going concern. A scheme of arrangement may be approved by the High Court of Ireland when at least one class of creditors has voted in favor of the proposals and the High Court of Ireland is satisfied that such proposals are fair and equitable in relation to any class of shareholders or creditors who have not accepted the proposals and whose interests would be impaired by implementation of the scheme of arrangement.

If an examiner were to be appointed with respect to SSI II:

•	the principal amount of the senior notes may be written down;
•
any negative pledge in the indenture relating to the senior notes or other related transaction documents prohibiting the creation of a security interest or the incurrence of debt by SSI II may be set aside in order to enable the examiner to borrow on behalf of SSI II to fund SSI II during the protection period; and

•
in the event that a scheme of arrangement is not approved and SSI II subsequently goes into liquidation, the examiner’s remuneration and expenses (including certain borrowings incurred by the examiner on behalf of SSI II and approved by the High Court of Ireland) will take priority over the claims of the noteholders.

RISKS RELATED TO THE OPERATION OF OUR BUSINESS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, LIMITING YOUR ABILITY TO EVALUATE HISTORICAL FINANCIAL RESULTS AND INCREASING THE LIKELIHOOD THAT OUR RESULTS WILL FALL BELOW MARKET ANALYSTS' EXPECTATIONS.

Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include, without limitation:

•	the size and timing of new/renewal agreements and upgrades;
•	royalty rates;
•	the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;
•	the mix of sales between our field sales force, our other direct sales channels and our telesales channels;
•	general conditions in the U.S. or the international economy;
•	the loss of significant customers;
•	delays in availability of new products;
•	product or service quality problems;
•
seasonality—due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the second half of our fiscal year and weakest in the first half of our fiscal year;

•	the spending patterns of our customers;
•	litigation costs and expenses;
·	non-recurring charges related to acquisitions;
·	growing competition that may result in price reductions; and
·	currency fluctuations.

Most of our expenses, such as rent and most employee compensation, do not vary directly with revenue and are difficult to adjust in the short-term. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our expected operating results for that quarter.

PAST AND FUTURE ACQUISITIONS MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.

One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. However, we may not be successful in identifying or consummating attractive acquisition opportunities. Moreover, any acquisitions we do consummate may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions involve numerous risks, including:

·	difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;
·	difficulties in retaining or transitioning customers and employees of the acquired company;
·	diversion of management time and focus;
·	the incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and
·
accounting charges related to the acquisition, including restructuring charges, transaction costs, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

DEMAND FOR OUR PRODUCTS AND SERVICES IS ESPECIALLY SUSCEPTIBLE TO GENERAL GLOBAL MARKET AND ECONOMIC CONDITIONS.

Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. Companies may not view training products and services as critical to the success of their businesses. If these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures or in conjunction with lowering other expenses. In addition, during economic downturns, customers may slow the rate at which they pay vendors or may become unable to pay their debts as they become due, which would have a negative effect on our results.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES, WHICH MAY RESULT IN REDUCED REVENUE AND GROSS PROFITS AND LOSS OF MARKET SHARE.

The market for corporate education and training solutions is highly fragmented and competitive. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies, vendors of application software and human resource outsourcers, including those vendors with whom we have formed development and marketing alliances. Our primary sources of direct competition are:

·	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;
·	technology companies that offer learning courses covering their own technology products;
·	suppliers of computer-based training and e-learning solutions;
·	internal education, training departments and human resources outsourcers of potential customers; and
·	value-added resellers and network integrators.

Growing competition may result in price reductions, reduced revenue and gross profits and loss of market share, any one of which would have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, and we expect to face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide e-learning solutions that compare favorably with new instructor-led techniques, other interactive training software or new e-learning solutions.

WE RELY ON A LIMITED NUMBER OF THIRD PARTIES TO PROVIDE US WITH EDUCATIONAL CONTENT FOR OUR COURSES AND REFERENCEWARE, AND OUR ALLIANCES WITH THESE THIRD PARTIES MAY BE TERMINATED OR FAIL TO MEET OUR REQUIREMENTS.

We rely on a limited number of independent third parties to provide us with the educational content for a majority of our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or update existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our subsidiary, Books24x7 relies on third party publishers to provide all of the content incorporated into its Referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.

In the event that we are unable to maintain or expand our current development alliances or enter into new development alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we will be required to pay royalties to some of our development partners on products developed with them, which could reduce our gross margins. We expect that cost of revenue may fluctuate from period to period in the future based upon many factors, including the revenue mix and the timing of expenses associated with development alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-learning offerings developed solely by us. Our strategic alliance partners may from time to time renegotiate the terms of their agreements with us, which could result in changes to the royalty or other arrangements, adversely affecting our results of operations.

The independent third party strategic partners we rely on for educational content and product marketing may compete with us, harming our results of operations. Our agreements with these third parties generally do not restrict them from developing courses on similar topics for our competitors or from competing directly with us. As a result, our competitors may be able to duplicate some of our course content and gain a competitive advantage.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MEET THE NEEDS OF THE RAPIDLY CHANGING MARKET.

The market for education and training software is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. In addition, multimedia and other product functionality features are being added to educational software. Our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be successful in introducing new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers' software technology and preferences, our business and results of operations would be materially adversely affected. We, along with the rest of the industry, face a challenging and competitive market for IT spending that has resulted in reduced contract values for our formal learning product lines. This pricing pressure has a negative impact on revenue for these product lines and may have a continued or increased adverse impact in the future.

THE E-LEARNING MARKET IS A DEVELOPING MARKET, AND OUR BUSINESS WILL SUFFER IF E-LEARNING IS NOT WIDELY ACCEPTED.

The market for e-learning is a new and emerging market. Corporate training and education have historically been conducted primarily through classroom instruction and have traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.

Accordingly, our future success will depend upon the extent to which companies adopt technology-based solutions for their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may compete with their existing investments. Even if companies implement technology-based training or e-learning solutions, they may still choose to design, develop, deliver or manage all or part of their education and training internally. If technology-based learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our products and service may not achieve commercial success.

NEW PRODUCTS INTRODUCED BY US MAY NOT BE SUCCESSFUL.

An important part of our growth strategy is the development and introduction of new products that open up new revenue streams for us. Despite our efforts, we cannot assure you that we will be successful in developing and introducing new products, or that any new products we do introduce will meet with commercial acceptance. The failure to successfully introduce new products will not only hamper our growth prospects but may also adversely impact our net income due to the development and marketing expenses associated with those new products.

THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

The success of our e-learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our website fails for any reason or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our e-learning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenue and operating results and harm our reputation with corporate customers, subscribers and commerce partners. The satisfactory performance, reliability and availability of our website and computer infrastructure are critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our website and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the website are uncertain. We have in the past experienced difficulties in upgrading our website infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our website or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

BECAUSE MANY USERS OF OUR E-LEARNING SOLUTIONS WILL ACCESS THEM OVER THE INTERNET, FACTORS ADVERSELY AFFECTING THE USE OF THE INTERNET OR OUR CUSTOMERS' NETWORKING INFRASTRUCTURES COULD HARM OUR BUSINESS.

Many of our customers' users access our e-learning solutions over the Internet or through our customers' internal networks. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-learning solutions, which would adversely affect customer satisfaction and therefore our business.

For example, our ability to increase the effectiveness and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our products and services depends upon the improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, and the quality of networks degrades, the ability of our customers to use our products and services will be hindered and our revenue may suffer.

Additionally, a requirement for the continued growth of accessing e-learning solutions over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers' networks, or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise of technology we use to protect content and transactions, our products or our customers' proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. The privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

WE DEPEND ON A FEW KEY PERSONNEL TO MANAGE AND OPERATE THE BUSINESS AND MUST BE ABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED EMPLOYEES.

Our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on our business and future prospects. We are also dependent on the continued service of our key sales, content development and operational personnel and on our ability to attract, train, motivate and retain highly qualified employees. In addition, we depend on writers, programmers, Web designers and graphic artists. We may be unsuccessful in attracting, training, retaining or motivating key personnel. The inability to hire, train and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our business, new product development efforts and future business prospects.

OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT HAVE, AND COULD CONTINUE TO, ADVERSELY AFFECT OUR OPERATING RESULTS.

Due to our multinational operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenue is collected or expenses are paid. In particular, the value of the U.S. dollar against the Euro, pound sterling, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of these currencies and other currencies relative to the U.S. dollar have and could continue to adversely affect our business and results of operations.

LEGISLATION MAY BE INTRODUCED IN THE UNITED STATES CONGRESS THAT COULD SUBJECT US TO TAXATION AS A U.S. CORPORATION.

During the last Congress, legislation was proposed that sought to prevent U.S. companies from taking advantage of lower tax rates in foreign jurisdictions. If similar legislation is proposed and enacted, a foreign corporation will be treated, and therefore taxed, as a domestic corporation for U.S. federal income tax purposes, if it is (a) either publicly traded or has gross assets of at least $50 million and (b) managed and controlled in the U.S. At this point, it is impossible to tell whether such legislation will be proposed, let alone enacted into law, or whether the provisions of any enacted legislation would apply to SkillSoft. In addition, we believe that if any such proposed legislation does become law, it would not take effect for several years. If any tax legislation of this nature is ultimately adopted, we would assess its impact on us and take steps, where appropriate, to mitigate such impact. However, it is possible that we could become subject to additional taxes as a result of the adoption of such legislation.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS. UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY MAY RESULT IN DEVELOPMENT OF PRODUCTS OR SERVICES THAT COMPETE WITH OURS.

Our success depends to a degree upon the protection of our rights in intellectual property. We rely upon a combination of patent, copyright, and trademark laws to protect our proprietary rights. We have also entered into, and will continue to enter into, confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of confidential information. However, we have not signed protective agreements in every case.

Although we have taken steps to protect our proprietary rights, these steps may be inadequate. Existing patent, copyright, and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. Additionally, unauthorized parties may copy aspects of our products, services or technology or obtain and use information that we regard as proprietary. Other parties may also breach protective contracts we have executed or will in the future execute. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce or to determine the validity and scope of our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Even if we were to prevail, such litigation could result in substantial costs and diversion of management and technical resources.

OUR WORLDWIDE OPERATIONS ARE SUBJECT TO RISKS THAT COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenue and are subject to inherent risks, including:

·	difficulties or delays in developing and supporting non-English language versions of our products and services;
·	political and economic conditions in various jurisdictions;
·	difficulties in staffing and managing foreign subsidiary operations;
·	longer sales cycles and account receivable payment cycles;
·	multiple, conflicting and changing governmental laws and regulations;
·	foreign currency exchange rate fluctuations;
·	protectionist laws and business practices that may favor local competitors;
·	difficulties in finding and managing local resellers;
·	potential adverse tax consequences; and
·	the absence or significant lack of legal protection for intellectual property rights.

Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.

The period between our initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle, include:

·	our need to educate potential customers about the benefits of our products;
·	competitive evaluations by customers;
·	the customers' internal budgeting and approval processes;
·	the fact that many customers view training products as discretionary spending, rather than purchases essential to their business; and
·	the fact that we target large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise.

These long sales cycles make it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN ERRORS.

Software products as complex as ours contain known and undetected errors or "bugs" that result in product failures. The existence of bugs could result in loss of or delay in revenue, loss of market share, diversion of product development resources, injury to reputation or damage to efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

WE ARE CONTROLLED BY OUR PRINCIPAL EQUITY HOLDERS, WHICH HAVE THE POWER TO TAKE UNILATERAL ACTION THAT COULD BE ADVERSE TO THE INTERESTS OF HOLDERS OF THE SENIOR NOTES.

Investment funds controlled by Berkshire Partners LLC ("Berkshire Partners"), Advent International Corporation ("Advent") and Bain Capital Partners, LLC ("Bain Capital" and, together with Berkshire Partners and Advent, the "Sponsors") generally control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the senior notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the senior notes.

RISKS RELATED TO LEGAL PROCEEDINGS

CLAIMS THAT WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD RESULT IN COSTLY LITIGATION OR ROYALTY PAYMENTS TO THIRD PARTIES, OR REQUIRE US TO REENGINEER OR CEASE SALES OF OUR PRODUCTS OR SERVICES.

Third parties have in the past and could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction barring the sale of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to the combined company or at all. From time to time we learn of parties that claim broad intellectual property rights in the e-learning area that might implicate our offerings. These parties or others could initiate actions against us in the future.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' USE OF OUR PRODUCTS AND SERVICES.

Many of the business interactions supported by our products and services are critical to our customers' businesses. Any failure in a customer's business interaction or other collaborative activity caused or allegedly caused in the future by our products and services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

WE COULD BE SUBJECTED TO LEGAL ACTIONS BASED UPON THE CONTENT WE OBTAIN FROM THIRD PARTIES OVER WHOM WE EXERT LIMITED CONTROL.

It is possible that we could become subject to legal actions based upon claims that our course content infringes the rights of others or is erroneous. Any such claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and management personnel. The risk of such claims is exacerbated by the fact that our course content is provided by third parties over whom we exert limited control. Further, if those claims are successful, we may be required to alter the content, pay financial damages or obtain content from others.

IN PRIOR YEARS, SOME OF OUR INTERNATIONAL SUBSIDIARIES HAVE NOT COMPLIED WITH REGULATORY REQUIREMENTS RELATING TO THEIR FINANCIAL STATEMENTS AND TAX RETURNS.

We operate our business in various foreign countries through subsidiaries organized in those countries. Due to our restatement of the historical SmartForce financial statements, some of our subsidiaries have been delayed in the filing of their audited statutory financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines and additional taxes.

WE COULD INCUR ADDITIONAL TAXES AS A RESULT OF AN AUDIT BY A TAXING AUTHORITY.

It is possible that we could become subject to an audit by a taxing authority, and such audit may result in additional taxes, interest and penalties. In particular, the IRS could attempt to challenge the tax treatment of the February 2009 transfer of intellectual property from the United States to Ireland. In addition, the IRS could challenge the tax treatment of the Senior Credit Facilities. We are unable to predict the outcome of a tax audit or its potential impact on our operating results or financial position. However, we may incur substantial costs, taxes, interest and penalties in connection with a tax audit, and an audit may cause a diversion of management time and attention.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 68,755 square feet. We have one lease for 43,355 square feet of space and a second for 25,400 square feet of space. The leases for both locations have been extended to June 2014 and June 2012, respectively. In addition to our U.S. headquarters, our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; Fredericton, New Brunswick, Canada; and Scottsdale, Arizona.

In Ireland, we currently lease and occupy a 17,807 square foot facility in Dublin, which primarily houses our main content development center.

In Norwood, Massachusetts, we currently lease and occupy 6,570 square feet. This facility houses the operations of our Books24x7 product development team under a lease that expires in December 2016.

In Scottsdale, Arizona, where part of our telesales operation is located and where our Live Learning virtual classroom team is based, we currently lease a total of 23,517 sq ft. The lease for this location expires in January 2013.

In Canada, we currently lease a total of 47,906 square feet in two buildings in Fredericton, New Brunswick. The Fredericton facility primarily houses our mentoring operations, telesales and certain customer service and support personnel and the lease expires in August 2012.

We also lease sales offices in a number of other countries including the United Kingdom, Germany and Australia and we lease a development office in Belfast, Northern Ireland.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed, including with respect to our Nashua locations.

Item 3.  Legal Proceedings

SEC Investigation

In January 2007, the Boston District Office of the SEC informed us that we are the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, prior to the September 6, 2002 merger of SkillSoft Corporation and SmartForce PLC (the “Option Granting Investigation”). The SEC staff has informed us that the Option Granting Investigation has been closed without any claim being brought against us.

We are not a party to any other material legal proceedings.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public trading market for our ordinary shares.

Shareholders

There was one owner of record of our ordinary shares as of January 31, 2011.

Dividends

We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business, make payments on our outstanding debt obligations and/or repurchase shares. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.  Selected Financial Data

Incorporated by reference from Appendix A attached hereto.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, including in this Annual Report on Form 10-K, we may make forward-looking statements relating to, among other things, such matters as anticipated financial performance, business outlook and prospects, strategy, plans, regulatory, market and industry trends, expected levels of liquidity and similar matters. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing in Appendix B of this Annual Report on Form 10-K.

Format of Presentation

The discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented for both the Predecessor and Successor periods. A non-GAAP presentation of the results for the fiscal year ended January 31, 2011 is provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The information presented for the fiscal year ended January 31, 2011 includes the results of operations for the period from February 1 to May 25, 2010 of the Predecessor and the results of operations for the period from May 26 to January 31, 2011 of the Successor. The discussion refers to the fiscal year ended January 31, 2011 as combined fiscal year ended January 31, 2011. This presentation does not comply with generally accepted accounting principles in the United States ("GAAP"), it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

The Acquisition

On March 31, 2010, SkillSoft and SSI III announced an agreement on the terms of the proposed revised recommended acquisition of SkillSoft by SSI III for cash at the increased price of $11.25 per SkillSoft share to be implemented by means of a scheme of arrangement under Irish law (the "Scheme"). SkillSoft and SSI III had previously announced on February 12, 2010 that they had reached agreement on the terms of a recommended acquisition of SkillSoft by SSI III for cash at a price of $10.80 per SkillSoft share.

The Acquisition valued the entire issued and to be issued share capital of SkillSoft at approximately $1.1 billion. The Scheme was approved by shareholders on May 3, 2010, sanctioned by the High Court of Ireland on May 20, 2010, and became effective on May 26, 2010. At the time of the Acquisition, pursuant to the Scheme, the shares of SkillSoft were cancelled or transferred to SSI III in accordance with Irish law. SkillSoft then issued new SkillSoft shares to SSI III in place of those shares cancelled pursuant to the Scheme, and SSI III paid consideration to former SkillSoft shareholders and option holders in consideration for the Acquisition. As a result of the Scheme, SkillSoft became a wholly-owned subsidiary of SSI III. The Acquisition closed on May 26, 2010.

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
We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the combined fiscal year ended January 31, 2011 met the requirements for capitalization.

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

Amortization of intangible assets for the Successor period represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition. The amortization of intangible assets for the Predecessor period represents amortization of similar intangible asset categories from the Predecessor's acquisitions of NETg, Targeted Learning Corporation (“TLC”), Books24x7 and GoTrain Corp. and the Predecessor's merger with SkillSoft Corporation (the “SmartForce Merger”).

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

Business Outlook

In the combined fiscal year ended January 31, 2011, we generated revenue of $247.2 million as compared to $315.0 million in the fiscal year ended January 31, 2010. We reported a net loss in the combined fiscal year ended January 31, 2011 of $127.7 million as compared to net income of $71.4 million in the fiscal year ended January 31, 2010.

The net loss for the combined fiscal year ended January 31, 2011 was primarily driven by the activities resulting from, and related to, the Acquisition. The significant components of the Acquisition and related activities include the following as of January 31, 2011 (amounts in millions):

Combined Fiscal Year Ended January 31, 2011
Current period impact to reductions to deferred revenue in purchase accounting	$68.1
Amortization of intangible assets related to content and technology	43.7
Current period impact to reductions to prepaid commissions in purchase accounting	(8.8)
Accelerated vesting and settlement of stock-based compensation	23.4
Acquisition related expenses	37.7
Amortization of intangible assets	29.3
Interest expense from new borrowings	48.8
Total	$242.2

Excluding the aforementioned impact from reductions to deferred revenue in purchase accounting, our revenue was slightly higher than last fiscal year's comparable period. We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter longer sales cycles due to additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles. Despite these challenges, our core business this fiscal year has performed in accordance with our expectations. However, given the historical volatility of foreign exchange rates, our forward-looking estimates could change materially. In response to the more cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

In fiscal 2012, we will continue to focus on revenue generation and earnings growth primarily by:

•	cross selling and up selling;
•	evaluating new markets
•	acquiring new customers
•	carefully managing our spending
•	continuing to execute on our new product and technologies and telesales distribution initiatives; and
•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives
•	focus more and improve on retaining existing customers

Critical Accounting Policies

Our significant accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

Revenue Recognition

We generate revenue primarily from the license of our products, the provision of professional services and from the provision of hosting/application service provider (ASP) services.

We follow the provisions of the FASB Accounting Standards Codification (ASC) 605 to account for revenue derived pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

We offer discounts from our ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for customers that use our solutions on an ASP basis and from the provision of professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by their users.

We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Revenue from nearly all of our contractual arrangements is recognized on a subscription or straight-line basis over the contractual period of service.

We also derive revenue from extranet hosting/ASP services, which is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded as revenue over the contract period.

We generally bill the annual license fee for the first year of a multi-year license agreement in advance and bill license fees for subsequent years of multi-year license arrangements on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to customers. To the extent that a customer is given extended payment terms (defined by us as greater than six months), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.

We typically recognize revenue from resellers over the commitment period when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided we have received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that payment has been received or collectibility is probable.

We provide professional services, including instructor led training, customized content development, website development/hosting and implementation services. If we determine that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise we typically recognize professional service revenue as the services are performed.

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

We record reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the fiscal year ended January 31, 2011.

We record revenue net of applicable sales tax collected. Taxes collected from customers are recorded as part of accrued expenses on the balance sheet and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

We record as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unamortized portion of revenue associated with license fees for which we have received payment or for which amounts have been billed and are due for payment in 90 days or less for resellers and 180 days or less for direct customers.

Our contracts often include an uptime guarantee for solutions hosted on our servers whereby customers may be entitled to credits in the event of non-performance. We also retain the right to remedy any nonperformance event prior to issuance of any credit. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.

Amortization of Intangible Assets and Impairment of Goodwill

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually and upon the occurrence of any events or changes in circumstances that indicate that the carrying value may not be recoverable. Furthermore intangible assets with indefinite useful lives are reviewed for indicators that a remaining useful period is now determinable. We record intangible assets at cost.

Amortization for finite lived intangible assets is recorded over the estimated useful lives of the assets. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. We review these intangible assets at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life.

We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company has determined that it is comprised of one reporting unit for purposes of evaluating potential impairment of goodwill. Based upon our fiscal 2011 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

Share Based Compensation

Predecessor

We used the Black-Scholes option pricing model to estimate the fair value of share option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The estimated fair value of employee share options was amortized to expense using the straight-line method over the vesting period. Our assumed dividend yield of zero was based on the fact that we had never paid cash dividends and had no intention to pay cash dividends. Our expected share-price volatility assumption was based on a blend of implied volatility, based on exchange-traded options for our shares, and actual historical volatility calculated over a period commensurate with the expected life of our option grants. We believed that using a blended volatility assumption resulted in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life was based on Company-specific historical experience. With regard to the estimate of the expected life, we considered the exercise behavior of past grants and the pattern of aggregate exercises. We looked at historical option grant cancellation and termination data in order to determine our assumption of forfeiture rate.

All outstanding options under the Predecessor’s plans were cancelled effective on the date of the Acquisition. Any options at that time which were in-the-money were settled in cash or exercised and sold per the terms of the Acquisition.

Successor

On November 16, 2010 the Manager of SSI Luxco S.A. ("Luxco II"), a Luxembourg entity which is an indirect parent of the Company, adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Options granted under the 2010 Plan become exercisable based on a combination of service, performance and market based vesting conditions.

The fair value of the options with service based conditions are estimated on the date of grant using the Black-Scholes option pricing model. Key assumptions used in estimating the grant date fair value of these options are as follows: interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate. The expected term of the time vesting options are based on the “simplified” methodology, the mathematical mean of the average vesting period and the contractual life of the options, as allowed by the guidance, because with no public market for our shares, we do not currently have a reasonable basis to estimate post Acquisition exercise patterns. We review the historical and implied volatility of publicly traded companies within our industry and utilize the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on regional and industry trend reports due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate.

The fair value of the options with performance and market based vesting conditions are estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of options with service based conditions only and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. We also have to assume a time horizon to when the performance conditions of the options will be met.

The fair value of the Luxco II  shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The Board of Directors felt this most accurately represented fair market value due to the close timing proximity between the transactions. This assertion was supported by a contemporaneous valuation to estimate the fair value of our ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

The valuation analysis of our ordinary shares utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepare detailed annual projections of future cash flows over a period of six fiscal years, or the “Projected Financials.” We estimate the total value of the cash flow beyond the final fiscal year by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, we perform an analysis to identify a group of publicly-traded companies that are comparable to our company or that we believe operate in industries similar to our own. We calculate an implied EBITDA multiple (enterprise value/EBITDA) and an implied Revenue multiple (enterprise value/Revenue) and apply a weighted average of the two for each of the guideline companies and select the appropriate multiple to apply to our EBITDA and revenue depending on the facts and circumstances. In addition, we apply a marketability discount to the implied value of equity. We believe that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

For the Successor period, no expense has been recognized on our statement of operations, due to call features held by the Company for any shares exercised by the option holders which received grants in fiscal 2011. These call features lapse on a qualified change in control or public offering, at which point compensation expense associated with these awards will be recognized.

Deferral of Commissions

We defer the recognition of commission expense until such time as the revenue related to the customer contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for such contract, often resulting in straight-line recognition of expense over the contractual term.

Restructuring Charges
Liabilities related to an exit or disposal activity are recognized at fair value in the period in which they are incurred. Costs include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, are not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when we identify restructuring charges that fulfill the requirements, we record the charges in our statement of operations.

Income Taxes

We recognize a net deferred tax asset for future benefits of tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate.

Business Combinations

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. We have used the income approach to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represent established relationships with customers to whom we believe we may sell additional content and services. Tradenames represent acquired product names that we intend to continue to utilize.

Related Party Transactions

Upon completion of the Acquisition, certain of our parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to us and certain of our parent and subsidiary entities until the tenth anniversary of the consummation of the Acquisition, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. For the period May 26, 2010 to January 31, 2011 we recognized $1.0 million of management fees in our statement of operations. After satisfaction of certain Irish regulatory requirements, SkillSoft became a party to the management agreement.

In addition on May 26, 2010, pursuant to the management agreement, entities affiliated with the Sponsors received aggregate transaction fees of approximately $11.5 million in connection with services provided by such entities related to the Acquisition.

The management agreement provides that entities affiliated with the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their respective affiliates. The management agreement may be terminated, respectively, by the Company and the Sponsors at any time and will terminate automatically upon an initial public offering or a change of control unless we and the counterparty(s) determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the completion of the Acquisition or the then-applicable scheduled date for termination of the management agreement.

Results of Operations

Comparison of the Fiscal Years Ended January 31, 2010 and 2011

	Predecessor		Successor	Combined
	Fiscal Year Ended January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011	Fiscal Year Ended ended January 31, 2011 (1)
Revenue	$314,968	$97,538	$149,673	$247,211
Cost of revenue	29,436	9,226	19,618	28,844
Cost of revenue – amortization of intangible assets	128	40	43,678	43,718
Gross profit	285,404	88,272	86,377	174,649
Operating expenses:
Research and development	43,764	17,131	31,887	49,018
Selling and marketing	95,594	40,378	61,407	101,785
General and administrative	34,724	21,828	22,478	44,306
Amortization of intangible assets	8,117	1,137	29,347	30,484
Restructuring	49	-	-	-
Acquisition related expenses	-	15,063	22,639	37,702
Total operating expenses	182,248	95,537	167,758	263,295
Operating (loss) income	103,156	(7,265)	(81,381)	(88,646)
Other (expense) income, net	(943)	385	(1,619)	(1,234)
Interest income	269	95	66	161
Interest expense	(7,553)	(3,723)	(48,834)	(52,557)
Income (loss) before (benefit) provision for income taxes from continuing operations	94,929	(10,508)	(131,768)	(142,276)
Provision for income taxes	23,561	(1,894)	(12,678)	(14,572)
Net income (loss)	$71,368	$(8,614)	$(119,090)	$(127,704)

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

Revenue

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
Revenue:
United States	$237,072	$232,961	$(4,111)	(2)%
International	77,896	82,394	4,498	6%
Fair Value adjustments of deferred revenue	-	(68,144)	(68,144)	*
Total	$314,968	$247,211	$(67,757)	(22)%
____________
*           Not meaningful

The decrease in total revenue for the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting. The decrease in United States revenue is primarily due to a lower level of subscription based revenue from beginning of fiscal year deferred revenue as compared to the same prior year period. Internationally, the increase in revenues was primarily related to a higher level of subscription based revenue from beginning of fiscal year deferred revenue as compared to the same prior year period.

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
Cost of revenue	$29,436	$28,844	$(592)	(2)%
As a percentage of revenue	9%	12%
Cost of revenue – amortization of intangible assets	128	43,718	43,590	*
As a percentage of revenue	0%	18%
____________
*           Not meaningful

The decrease in cost of revenue in the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily due to our cost-saving initiatives within the hosting function. This was partially offset by a slightly higher mix of royalty-bearing products during the second half of fiscal 2011.

The increase in cost of revenue - amortization of intangible assets in the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily from purchase accounting related to the Acquisition.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease	Percent Change
	2010	2011
(In thousands, except percentages)
Research and development	$43,764	$49,018	$5,254	12%
As a percentage of revenue	14%	20%

The increase in research and development expense in the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily due to an increase in compensation and benefits. This increase was primarily the result of incremental stock-based compensation of $3.9 million resulting from the Acquisition which was partially offset by a reduction in bonuses of $0.5 million. In addition there was an increase in consulting costs of $1.7 million due to a recent initiative to increase product development.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
Selling and marketing	$95,594	$101,785	$6,191	6%
As a percentage of revenue	30%	41%

The increase in selling and marketing expense in the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily due to incremental stock-based compensation of $5.9 million resulting from the Acquisition, increased salary, commission and travel expense of $3.0 million, $1.4 million and $1.0 million, respectively, as a result of an increase in headcount, and an increase in consulting costs of $2.7 million. This was partially offset by the fair value adjustments to prepaid commissions in purchase accounting resulting from the Acquisition of $8.8 million in the combined fiscal year ended January 31, 2011.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
General and administrative	$34,724	$44,306	$9,582	28%
As a percentage of revenue	11%	18%

The increase in general and administrative expense in the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily due to incremental stock-based compensation of $9.0 million resulting from the Acquisition and management fees paid to Berkshire Partners LLC ("Berkshire Partners"), Advent International Corporation ("Advent") and Bain Capital Partners, LLC ("Bain Capital", collectively, the "Sponsors") of $1.0 million. These increases were partially offset by a reduction in bonus expense of $0.8 million primarily due to a decrease in executive bonus.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
Amortization of intangible assets	$8,117	$30,484	$22,367	276%
As a percentage of revenue	3%	12%
Restructuring	49	-	(49)	(100)%
As a percentage of revenue	0%	0%
Acquisition related expenses	-	37,702	37,702	*
As a percentage of revenue	0%	15%
____________
*           Not meaningful

The increase in amortization of intangible assets and acquisition related expenses for the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was related to the Acquisition and activities related to the Acquisition for the combined fiscal year ended January 31, 2011.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
Other income (expense), net	$(943)	$(1,234)	$291	31%
As a percentage of revenue	0%	0%
Interest income	269	161	(108)	(40)%
As a percentage of revenue	0%	0%
Interest expense	(7,553)	(52,557)	45,004	596%
As a percentage of revenue	(2)%	(21)%
____________
*           Not meaningful

The increase in other expense, net for the combined fiscal year ended January 31, 2011 as compared to the fiscal year ended January 31, 2010 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily due to a reduction in our short-term investment balance as well as lower interest rates.

The increase in interest expense in the combined fiscal year ended January 31, 2011 versus the fiscal year ended January 31, 2010 was primarily due to the borrowings resulting from the Acquisition.

Provision for Income Taxes

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
Provision (benefit) for income taxes	$23,561	$(14,572)	$(38,133)	*
As a percentage of revenue	7%	(6)%
____________
*           Not meaningful

For the fiscal years ended January 31, 2010 and 2011, our effective tax rates were 24.8% and 10.2%, respectively. The change in the effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the fiscal years ended January 31, 2010, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland. For the fiscal year ended January 31, 2011, the effective tax benefit rate was slightly lower than the Irish statutory rate, primarily due to non-deductible items.

Comparison of the Fiscal Years Ended January 31, 2009 and 2010

Revenue

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Revenue:
United States	$243,967	$237,072	$(6,895)	(3)%
International	84,527	77,896	(6,631)	(8)%
Total	$328,494	$314,968	$(13,526)	(4)%

The decrease in total revenue for the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was partially due to a more cautious customer spending environment related to the current challenging global economic climate, which resulted in a decrease in bookings of 6% in fiscal 2010 versus fiscal 2009. In addition international revenue decreased as a result of the negative effect foreign exchange rates had on our international subsidiaries’ revenue when converted to U.S. dollars.

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Cost of revenue	$35,992	$29,436	$(6,556)	(18)%
As a percentage of revenue	11%	9%
Cost of revenue – amortization of intangible assets	5,203	128	(5,075)	(98)%
As a percentage of revenue	2%	0%

The decrease in cost of revenue in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was partially due to a reduction in royalty fees of $2.0 million as a result of both the decrease in revenue and a shift in product mix away from royalty-bearing products. Also contributing to the decrease in cost of revenue was a $1.3 million decrease related to reductions in personnel and $3.2 million in lower expenses for hosting, outside contractors, maintenance and facility charges as a result of both our recent cost-saving initiatives carried out in the fourth quarter of fiscal 2009 and the substantial completion of certain NETg integration initiatives in fiscal 2009.

The decrease in cost of revenue - amortization of intangible assets in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to certain intangible assets becoming fully amortized during fiscal 2009.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Research and development	$49,540	$43,764	$(5,776)	(12)%
As a percentage of revenue	15%	14%

The decrease in research and development expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a reduction in outsourced development fees of $3.7 million as well as a decrease in compensation and benefits expense of $1.1 million, net of incremental incentive based employee bonuses. These decreases were primarily attributed to the cost-saving initiatives we instituted in the fourth quarter of fiscal 2009, which were partially offset by incremental international content development expenses incurred in the third and fourth quarter of fiscal 2010 to help support future revenue growth. The reduction in outsource development fees was also due to the inclusion of costs attributable to the NETg acquisition in the fiscal year ended January 31, 2009, which included maintaining multiple platforms and product commitments assumed prior to the completion of the integration.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Selling and marketing	$108,416	$95,594	$(12,822)	(12)%
As a percentage of revenue	33%	30%

The decrease in selling and marketing expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a decrease in compensation and benefits expense of $10.5 million, net of incremental incentive based employee bonuses. This decrease was primarily the result of a reduction in our field support personnel as part of our cost-saving initiatives as well as a reduction in commission expense attributed to a one-time change to the structure of our compensation plan which impacted commission expense recognized in fiscal 2009. We also had a reduction in marketing expenses of $1.5 million and a reduction in travel expenses of $0.9 million as a result of our cost-saving initiatives.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
General and administrative	$36,774	$34,724	$(2,050)	(6)%
As a percentage of revenue	11%	11%

The decrease in general and administrative expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a reduction of $3.7 million in legal and professional fees associated with our cost savings initiative as well as a reduction in costs related to our business realignment strategy, which was substantially completed during fiscal 2009. In addition, we had decreases in facility and rent expense of $0.3 million as well as decreases in banking fees and insurance expense of $0.6 million. These reductions in cost were partially offset by an increase in compensation and benefits of $2.0 million primarily due to higher level of incentive based compensation earned by our executives.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Amortization of intangible assets	$11,212	$8,117	$(3,095)	(28)%
As a percentage of revenue	3%	3%
Merger and integration related expenses	761	-	(761)	(100)%
As a percentage of revenue	0%	0%
Restructuring	1,523	49	(1,474)	(97)%
As a percentage of revenue	0%	0%
SEC investigation	49	-	(49)	(100)%
As a percentage of revenue	0%	0%

The decrease in amortization of intangible assets for the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to certain assets becoming fully amortized during fiscal 2009.

During the fiscal year ended January 31, 2009, we incurred merger and integration expenses related to the NETg acquisition. We completed our efforts to integrate NETg’s operations during fiscal 2009.

In the fourth quarter of fiscal 2009, we committed to a workforce reduction plan as part of a cost savings initiative. As a result of this reduction in force, we incurred restructuring charges in fiscal 2009 of $1.5 million which related primarily to one-time termination benefits.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Other income (expense), net	$1,480	$(943)	$(2,423)	*
As a percentage of revenue	0%	0%
Interest income	1,550	269	(1,281)	(83)%
As a percentage of revenue	0%	0%
Interest expense	(14,218)	(7,553)	(6,665)	(47)%
As a percentage of revenue	(4)%	(2)%
____________
*           Not meaningful

The shift from other income to other expense in the fiscal year ended January 31, 2010 as compared to the fiscal year ended January 31, 2009 was primarily due to a $1.9 million change from foreign currency exchange gains in the fiscal year ended January 31, 2009 as compared to foreign currency exchange losses in the fiscal year ended January 31, 2010. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a reduction in our cash, cash equivalents and short-term investments as a result of our share buyback program and our significant long term debt repayments as well as lower interest rates.

The decrease in interest expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was due to $39.0 million in principal debt repayments made against our long-term debt as well as a reduction in the interest rate since January 31, 2009.

Provision for Income Taxes

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Provision for income taxes	$18,959	$23,561	$4,602	24%
As a percentage of revenue	6%	7%

For the fiscal years ended January 31, 2009 and 2010, our effective tax rates were 28.0% and 24.8%, respectively. The decrease in the current effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the fiscal years ended January 31, 2009 and 2010, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

Discontinued Operations

Income from discontinued operations, net of income tax, was $1.9 million in the fiscal year ended January 31, 2009. This was primarily due to the prepayment of the purchase price from the acquirer of our former NETg Press business during fiscal 2009, which resulted in a gain from the disposal of $2.0 million, net of income tax.

LIQUIDITY AND CAPITAL RESOURCES

	Predecessor		Successor	Combined (1)
	Fiscal year ended January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011	Fiscal year ended January 31, 2011
Net cash (used in) provided by operating activities	$111,347	$54,085	$(28,558)	$25,527
Net cash (used in) provided by investing activities	(4,651)	3,149	(1,073,687)	(1,070,538)
Net cash provided by (used in) financing activities	(69,675)	(79,916)	1,135,734	1,055,818
Effect of exchange rate changes on cash and cash equivalents	1,808	(1,315)	1,710	395
Net (decrease) increase in cash and cash equivalents	$38,829	$(23,997)	$35,199	$11,202

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

As of January 31, 2011, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $35.2 million as compared to $80.2 million at January 31, 2010.

Net cash provided by operating activities was $25.5 million for the combined fiscal year ended January 31, 2011. Cash provided by operations reflects the impact of payments received from contracts in advance of revenue recognition. This was partially offset by a net loss of $127.7 million, which includes non-cash expenses for depreciation and amortization of $78.2 million, share-based compensation expense of $25.2 million and non-cash interest expense of $6.2 million and as well as non-cash tax benefit of ($16.8) million. In addition we also had an increase in accounts receivable and prepaid expenses of $2.0 million and $10.6 million, respectively.

Net cash used in investing activities was $1,070.5 million for the combined fiscal year ended January 31, 2011, which includes cash used to acquire SkillSoft PLC of $1,074.2 million, net of cash acquired.

Net cash provided by financing activities was $1,055.8 million for the combined fiscal year ended January 31, 2011. This was the result of borrowings under long-term debt of $602.8 million, net of debt acquisition costs and original issue discount. In addition we received proceeds from the issuance of stock, related to the Acquisition, of $534.5 million. This was partially offset by the utilization of $84.4 million of cash of the Predecessor for the repayment of the Predecessor's senior credit facility with Credit Suisse and certain lenders and $1.6 million of cash of the Successor for the repayment of the Successor’s senior credit facility.

We had a working capital deficit of approximately $56.3 million as of January 31, 2011 as compared to working capital of approximately $30.1 million as of January 31, 2010. The decrease in working capital was primarily attributed to the effects from purchase accounting of the Acquisition. The decrease in cash, cash equivalents and short-term investments is primarily due to the repayment of the Predecessor's senior credit facility with Credit Suisse and certain lenders and cash used in conjunction with the Acquisition. The reduction of our current deferred tax asset was the result of revised expectations in the utilization of deferred taxes as a result of acquisition and its expected impact on future operations. We also have $8.5 million classified as current maturities on long term debt as of January 31, 2011 as compared to $0.9 million as of January 31, 2010 due the estimated repayment of the Senior Credit Facilities and having a larger amount of outstanding borrowings.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 7 years and senior notes due in 8 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at January 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$9,083	$3,841	$4,710	$488	$44
Debt Obligations	633,375	8,487	6,500	6,500	611,888
Total Obligations	$642,458	$12,328	$11,210	$6,988	$611,932

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

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

As a result of the Acquisition, we are highly leveraged. As of January 31, 2011, we have outstanding $633.4 million in aggregate indebtedness (which resulted in net proceeds of $602.8 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40 million of borrowing capacity available under our revolving credit facility. As of January 31, 2011, the revolving credit line facility was undrawn.

Senior Credit Facilities

Our Senior Credit Facilities consist of a $325.0 million term loan facility and a $40.0 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions.

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of January 31, 2011, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On December 31, 2010, we elected our interest calculation to be based on adjusted LIBOR. The applicable margin percentage for the revolving credit facility is 3.50% per annum for base rate loans and 4.50% per annum for LIBOR rate loans.

Our Senior Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

·	a percentage initially expected to be 50% (subject to reduction to 25% and 0% based upon our leverage ratio) of our annual excess cash flow;
·	100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and
·	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under our Senior Credit Facilities.

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

In addition, our Senior Credit Facilities require us to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. The financial covenant requires us to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. As of January 31, 2011, we were in compliance with this financial covenant and all nonfinancial covenants under our Senior Credit Facilities.

Senior Notes

We have outstanding $310.0 million principal amount of 11.125% Senior Notes due 2018. Cash interest on the senior notes accrues and is payable semiannually on June 1 and December 1 of each year at a rate of 11.125% per annum. The first cash interest payment was made on December 1, 2010. The senior notes are unsecured senior obligations of SSI II and SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II, and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities.

We may redeem the senior notes, in whole or in part, at any time on or after June 1, 2014, at a redemption price equal to 100% of the principal amount of the senior notes plus a premium declining ratably to par plus accrued and unpaid interest (if any). We may also redeem any of the senior notes at any time prior to June 1, 2014 at a redemption price of 100% of their principal amount plus a make-whole premium and accrued and unpaid interest (if any). In addition, at any time prior to June 1, 2013, we may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any).

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

The indenture governing the senior notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on our assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits us and our subsidiaries to incur additional indebtedness, including secured indebtedness. As of January 31, 2011, we were in compliance with these nonfinancial covenants contained in the indenture governing the senior notes.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB ASC Topic 605-25, Revenue Recognition, 25 Multiple-Element Arrangements. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. Adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under FASB ASC Topic 985-605, Software, 605, Revenue Recognition to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality. Adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued updated guidance on business combinations, originally issued in FASB Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (codified in FASB ASC Topic 805, Business Combinations, which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on February 1, 2009 did not have a material impact on our financial position or the results of our operations for the year ended January 31, 2010. However the adoption of this statement, resulted in us recognizing Acquisition related expense of approximately $15.1 million and $22.6 million in the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Interest income is sensitive to changes in the general level of U.S. interest rates. Based on the short-term nature and investment grade quality of our investments, we have concluded that there is no significant market risk exposure.

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011 gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $0.8 million, $(1.1) million, $0.3 million and $(1.8) million, respectively. As of January 31, 2011, we were not party to any derivative financial instruments with respect to our exposure to foreign currency rates.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Operating Results” and Appendix B attached hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known risks of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 31, 2011, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance1

Executive Officers and Directors

Below is a list of the names, ages as of March 31, 2011 and positions, and a brief account of the business experience, of the individuals who serve as the executive officers and directors of the Company.

Name	Age	Position
Executive Officers
Charles E. Moran	56	President and Chief Executive Officer
Thomas J. McDonald	61	Chief Financial Officer and Secretary
Jerald A. Nine, Jr.	53	Chief Operating Officer
Mark A. Townsend	58	Executive Vice President, Technology
Colm M. Darcy	47	Executive Vice President, Content Development
Anthony P. Amato	46	Chief Accounting Officer
Board of Directors
Michael C. Ascione	39	Director
John Maldonado	35	Director
David W. Humphrey	33	Director
Imelda Shine	41	Director
Mark Commins	27	Director
Ferdinand von Prondzynski	56	Director
Eugene Regan	59	Director

Charles E. Moran, age 56, has served as our President and Chief Executive Officer since May 2010. Mr. Moran was appointed Chairman of the Board of Directors of SkillSoft Limited in November 2006 and has served as a director and has held the position of President and Chief Executive Officer of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until SkillSoft Limited’s merger with SkillSoft Corporation in September 2002.

Thomas J. McDonald, age 61, has served as our Chief Financial Officer and Secretary since May 2010, and has served as Chief Financial Officer and Executive Vice President of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. McDonald also served as SkillSoft Limited’s Assistant Secretary from September 2002 until April 2010, and has served as SkillSoft Limited’s Secretary since April 2010. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until SkillSoft Limited’s merger with SkillSoft Corporation in September 2002.

Jerald A. Nine, Jr., age 53, has served as our Chief Operating Officer since May 2010 and has served as Chief Operating Officer of SkillSoft Limited since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from February 2004 until SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 to February 2004 and as its Vice President, Worldwide Sales and Marketing from April 1998 to December 2001.

Mark A. Townsend, age 58, has served as our Executive Vice President, Technology since May 2010 and has served as Executive Vice President, Technology of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with SkillSoft Corporation in September 2002.

Colm M. Darcy, age 47, has served as our Executive Vice President, Content Development since May 2010 and has served as Executive Vice President, Content Development of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as SkillSoft Limited’s Executive Vice President, Research and Development and from January 2002 to April 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with SkillSoft Limited from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining SkillSoft Limited, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Republic of Ireland’s Department of Health and Child Welfare.

Anthony P. Amato, age 46, has served as our Chief Accounting Officer since May 2010 and has served as Vice President, Finance and Chief Accounting Officer of SkillSoft Limited since August 2006. From May 2005 until August 2006, Mr. Amato served as Vice President of Finance Operations and Treasury for SkillSoft Limited. From May 2003 to May 2005, Mr. Amato served as Director of International Finance/Corporate Treasurer for SkillSoft Limited. Prior to joining SkillSoft Limited, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002.

Michael C. Ascione, age 39, has served as a director since June 2010. Mr. Ascione is currently a Managing Director at Berkshire Partners LLC, a Boston-based private equity firm, having joined the firm in 2001. Mr. Ascione also serves on the Board of Directors of several private companies. Before joining Berkshire Partners, Mr. Ascione was director of business development at an IT services firm, a senior associate at a private equity firm and started his career in the Corporate Finance and Principal Investment Area at Goldman, Sachs & Co. Mr. Ascione holds a BS from Boston College and an MBA from Harvard Business School. Mr. Ascione’s private equity, financial and business experience qualify him to serve as a director.

John Maldonado, age 35, has served as a director since May 2010. Mr. Maldonado is currently a Managing Director at Advent International, having joined the firm in 2006. Mr. Maldonado also serves on the board of directors of Fifth Third Processing Solutions. Prior to joining Advent International, Mr. Maldonado was at Parthenon Capital from 2004-2006, at Bain Capital from 2000 to 2002 and a consultant with the Parthenon Group from 1998 to 2000. Mr. Maldonado received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College. Mr. Maldonado’s private equity, consulting, business services and financial experience qualify him to serve as a director.

David Humphrey, age 33, has served as a director since May 2010. Mr. Humphrey is currently a Principal in the Private Equity group of Bain Capital, having joined the firm in 2001. Mr. Humphrey also serves on the board of directors of Burlington Coat Factory Investments Holdings, Inc. and of Bright Horizons Family Solutions, Inc. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University. Mr. Humphrey’s private equity, mergers and acquisitions and investment banking experience qualify him to serve as a director.

Imelda Shine, age 41, has served as a director since February 2010. Ms. Shine is currently the Managing Director of Intertrust Management Ireland Limited, having established Intertrust’s Irish operation in February 2009. Ms. Shine is a director of ARM PLC and several private companies. Prior to joining Intertrust, Ms. Shine served as Portfolio Manager at Davy Private Clients from October 2006 until September 2008, as Associate Director of Bank of Ireland Asset Management from January 2003 until September 2006, Vice President & Director Global Product Management (Global Equities) for OppenheimerFunds from September 1998 until January 2003 and Product Manager with LGT Asset Management (Formerly GT Global) from March 1993 until August 1998. Ms. Shine holds a Bachelor of Business Studies and Masters in Marketing Practice from the Smurfit Graduate School of Business. Ms. Shine’s education, international financial services and business experience qualify her to serve as a director.

Mark Commins, age 27, has served as a director since February 2010. Mr. Commins is a qualified Chartered Accountant and is currently a Financial Account Manager at Intertrust Management Ireland Limited, having joined the firm in January 2010. Mr. Commins also serves on the Board of Directors of several private companies. Prior to joining Intertrust, Mr. Commins served as an Account Senior at KPMG Ireland from September 2005 until March 2009, and prior to joining KPMG Mr. Commins obtained a Masters of Business Studies at The Michael Smurfit Graduate School of Business. Mr. Commins’ employment in KPMG and Intertrust along with his education, financial and business experience qualify him to serve as a director.

Ferdinand von Prondzynski, age 56, has served as a director since June 2010 and served as a director of SkillSoft Limited from November 2001 to May 2010. Dr. von Prondzynski currently serves as Principal and Vice-Chancellor of Robert Gordon University, Aberdeen. Dr. von Prondzynski served as the President of Dublin City University (DCU), one of Ireland’s leading higher education institutions, from July 2000 until July 2010. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski has been a member of Ireland’s National Competitiveness Council since 2002. Dr. von Prondzynski is also a director of Knockdrin Estates Ltd. and several private companies. Dr. von Prondzynski’s leadership role at DCU, his 10 years on the Board of Directors of SkillSoft Limited and his legal, financial and business experience qualify him to serve as a director.

Eugene Regan, age 59, an economist and lawyer, has served as a director since December 2010. Since entering private legal practice in 1995, Mr. Regan has been a practising barrister at the Irish Bar in Dublin. Prior to 1995, Mr. Regan was a Director and General Manager of Agra Trading Ltd, an international trading company. Mr. Regan also served as a member of the Cabinet of an Irish Commissioner at the European Commission in Brussels and was also Chief Executive of the Irish Meat Exporters Association. Mr. Regan is currently a director of a number of companies in the Mutual Funds area. He holds a B.A. and M.A. in economics from University College Dublin, an M.A. in International and European law from the Vrije Universiteit Brussels, Belgium, and a diploma in Applied Finance from the Irish Management Institute in Dublin. Mr. Regan is a Senator in the Irish Senate, his term of office ending April 2011 (the Upper House of the Irish Parliament). Mr. Regan’s legal, political, financial and business experience qualify him to serve as a director.

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.SkillSoft.com. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Audit Committee

The board of directors of the general partner (“Parent Board”) of our indirect parent company maintains an audit committee. The members of Parent Board’s audit committee are Messrs. Michael C. Ascione, John Maldonado and David Humphrey, each of whom were appointed on November 12, 2010. Parent Board has not determined whether or not any of its members who serve on the audit committee is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Parent Board has determined, however, that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of its audit committee to provide effective oversight of the Company’s financial reporting and internal control over financial reporting. Accordingly, Parent Board does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of Parent Board’s audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, Parent Board considered the knowledge gained by the current members of its audit committee in connection with their prior experience.

Item11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses our compensation policies and decisions regarding our executive officers and describes the material elements of their compensation.

Executive Compensation Program Oversight

Our Board of Directors has the ultimate responsibility for approving compensation for each of our executive officers, including the executive officers disclosed in the “Summary Compensation Table” (the “Named Executive Officers”). On October 1, 2010, the Board of Directors appointed Michael Ascione, David Humphrey and John Maldonado to serve as members of the Compensation Committee of the Board of Directors (“Compensation Committee”). Our Board of Directors has not yet approved a charter for the Compensation Committee. The Board of Directors expects to approve such a charter in the upcoming months.

With respect to fiscal year 2011, after the consummation of the Acquisition, our executive compensation philosophy remained substantially similar to that prior to the Acquisition, other than as described below. Since the Compensation Committee was not formed until October 2010, the Board of Directors was responsible for making compensation-related decisions under the Named Executive Officer compensation plans with respect to the portion of the 2011 fiscal year that followed the Acquisition. Following the Acquisition in 2010, (i) SSILuxco II S.A established a new equity incentive plan and awards were granted under this plan and (ii) SkillSoft Limited established a long-term cash incentive plan for employees other than our Named Executive Officers (“Incentive Plans”). Currently, the Compensation Committee reviews and approves all compensation decisions relating to our Named Executive Officers.

We expect that the Board and the Compensation Committee will generally follow many of the same principles that were followed by SkillSoft Limited prior to the Acquisition in making compensation decisions. However, since our common equity is no longer publicly-traded, our elements of compensation and the principles and philosophies that guide our compensation practices are subject to change as we continue our transition to being a privately-held company.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the Compensation Committee with respect to executive compensation are to:

•
ensure that a significant part of executive compensation is tied to the achievement of corporate and individual performance objectives, which compensation then both promotes and rewards the achievement of those objectives;

•	align long-term executive incentives with the creation of shareholder value; and
•	attract, retain and motivate the best possible executive talent.

To achieve those objectives, the Compensation Committee evaluates and implements our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, in fiscal year 2011 our executive compensation program tied a substantial portion of each executive’s overall compensation to our financial performance, as measured by metrics such as revenue, adjusted EBITDA and bookings, as well as to the achievement of strategic initiatives. We also provide a portion of our executive compensation in the form of share options granted pursuant to the 2010 Plan, as defined below. Stock options granted to our Named Executive Officers are subject to time-based and performance based vesting conditions. We believe these grants help to retain our executives and align their interests with those of our shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation and the performance based vesting requirements.

Prior to the Acquisition, the compensation committee of SkillSoft Limited (the “SkillSoft Limited Committee”), an indirect subsidiary of the Company and the former reporting entity, regularly received input from Compensia, an independent compensation consulting firm engaged by the SkillSoft Limited Committee. Compensia provided the SkillSoft Limited Committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. This peer group, which was periodically reviewed and updated by the SkillSoft Limited Committee as appropriate with the assistance of Compensia, consisted of companies the SkillSoft Limited Committee believed were generally comparable to SkillSoft Limited in terms of size (based on revenue, market capitalization, profitability and/or number of employees) or industry and/or against which the SkillSoft Limited Committee believed we competed for executive talent.

The Compensation Committee has determined to continue its relationship with Compensia and is currently consulting with Compensia with regard to the Company’s executive compensation program for our current fiscal year ending January 31, 2012.

The peer group used for purposes of presenting information to the SkillSoft Limited Committee at the beginning of fiscal year ending January 31, 2011 was comprised of the following 22 companies: Aspen Technology, Blackbaud, Blackboard, Capella Education, Digital River, Informatica, K12, Lincoln Educational Services, Microstrategy, Morningstar, Omniture, Quest Software, Taleo, Strayer Education, Tibco Software, The Advisory Board, Learning Tree International, Kenexa, The Corporate Executive Board, The Princeton Review, The Ultimate Software Group, and Websense. Compensia also provided the SkillSoft Limited Committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements. In addition to the benchmarking data related to the peer group, the SkillSoft Limited Committee considered data with respect to the amount of compensation paid to each executive officer by compensation element for the prior four-year period. This enabled the SkillSoft Limited Committee to evaluate historical compensation changes, the amount of incentive compensation earned as a percentage of base pay, equity grant history and potential share ownership against historical company performance.

In addition to the data and advice provided by Compensia, the SkillSoft Limited Committee also considered input from its chief executive officer. That input was communicated to the SkillSoft Limited Committee at its request and included information with respect to the performance and contributions of other members of the executive management team. When asked, the chief executive officer provided recommendations with respect to financial and operational objectives in the executive incentive compensation program that existed prior to the Acquisition, and offered his view regarding the overall structure of those plans.

The SkillSoft Limited Committee established the following guidelines to assist it in making executive compensation decisions. These guidelines are expressed, for a particular element of compensation, as the target percentile of the range of that compensation element paid to similarly situated executives of the companies in our benchmarking peer group. In fiscal year 2011, the guideline for total cash compensation upon achievement of company targets was the 75th percentile of our peer group. In establishing this guideline, the SkillSoft Limited Committee considered the peer group data provided by Compensia, the performance of the executive management team over an extended period of time and its desire to enhance the retentive value of the total cash compensation program.

For fiscal year 2011, the SkillSoft Limited Committee set the targets for SkillSoft Limited’s executive compensation program elements as follows:

•	base salaries were targeted to be in the 25th percentile of our peer group; and
•	total cash compensation (base salary and target bonus) was targeted to be in the 75th percentile of our peer group

Variations to these targets may occur due to factors such as the experience levels of particular individuals, their individual performance, their importance within the organization and market factors. The SkillSoft Limited Committee believed that this approach, which included a lower base salary, tied a more significant percentage of total compensation to company performance and provided market competitive pay to our executives in the short-term when performance merited it and above median compensation when long-term performance merited it.

The Compensation Committee is currently still in the process of considering the overall philosophy of the executive compensation program and related guidelines it wishes to establish going forward and is also in the process of establishing the targets for the executive compensation elements for fiscal year 2012.

Components of our Executive Compensation Program

The primary elements of our executive compensation program for our Named Executive Officers:

•	base salary;
•	cash incentive bonuses;
•	long-term stock incentives
•	other benefits and perquisites; and
•	termination benefits

Base Salary

Base salary is used to compensate executives for the normal performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our executive officers in fiscal year 2011, the SkillSoft Limited Committee considered data from our benchmarking peer group, as well as a variety of other factors, including any contractual commitments to that individual, the seniority of the individual, the level of the individual’s responsibility, its ability to replace the individual, and the base salary of the individual at his prior employment, if applicable.

Each of our Named Executive Officers has an employment agreement that provides for a minimum annual base salary (see “Employment Agreements and Potential Termination Payments” below). With the exception of Mr. Darcy (whose base salary for fiscal year 2011 was equal to the minimum base salary provided for in his employment agreement), the current base salaries of our Named Executive Officers are in excess of their minimum base salaries required by their employment agreements.

Prior to the Acquisition, base salaries were reviewed at least annually by the SkillSoft Limited Committee and the Compensation Committee intends to continue this review. At the beginning of fiscal year 2011, the SkillSoft Limited Committee did not increase the base salaries of its Named Executive Officers. The benchmarking data presented by Compensia and the SkillSoft Limited Committee’s assessment of the performance of the Named Executive Officers both indicated that an increase in the base salary of each of the Named Executive Officers would have been warranted. However, in light of the economic conditions prevailing in early fiscal year 2011 and the pending Acquisition, and at the recommendation of management, the SkillSoft Limited Committee determined not to increase the base salaries of our Named Executive Officers for fiscal year 2011. The Compensation Committee has not yet determined salary levels for our Named Executive Officers for fiscal year 2012, but is in the process of doing so.

Cash Incentive Bonuses

Historically and prior to the Acquisition, the SkillSoft Limited Committee established an executive incentive compensation program on an annual basis. It is expected that the Compensation Committee will do the same for fiscal year 2012. The program established by the SkillSoft Limited Committee provided for quarterly and annual cash bonuses that were tied to the achievement of company-specific objectives. The quarterly incentive cash bonuses were intended to compensate executives for achievement of quarterly company financial objectives. The annual cash incentive bonuses were generally intended to compensate executives for the achievement of corporate strategic and financial objectives. Each Named Executive Officer was assigned a target bonus under the incentive compensation program. The target bonus was split evenly between quarterly and annual bonus opportunities. The financial targets generally conformed to the financial metrics contained in the internal operating plan adopted by the board of directors of SkillSoft Limited at the beginning of each fiscal year. The SkillSoft Limited Committee also approved the objectives on which bonus payments were based, the allocation of the target bonus between the quarterly and annual components and among the various performance objectives, and the formula for determining potential bonus amounts based on achievement of those objectives using budgeted or plan objectives established at the beginning of the fiscal year.
The amount of the target bonuses were set by the SkillSoft Limited Committee based on the benchmarking data provided by Compensia and the SkillSoft Limited Committee’s philosophy of setting total cash compensation (base salary and target bonus) at approximately the 75th percentile of the benchmarking peer group. The table below shows the target bonuses for the Named Executive Officers, both as a percentage of annual base salary and in dollars, for fiscal year 2011.

Name	As a Percentage of Base Salary	Target Amount
	(%)	($)
Charles E. Moran	213	792,900
Thomas J. McDonald	134	338,000
Jerald A. Nine, Jr.	142	399,600
Colm M. Darcy	126	252,500
Mark A. Townsend	126	252,500

In fiscal year 2011, for each Named Executive Officer, 50% of his target bonus was allocated to quarterly bonus opportunities and 50% was allocated to annual bonus opportunities. The quarterly bonuses under the program were based on revenue (50% of quarterly target bonus) and adjusted EBITDA objectives (50% of quarterly target bonus); the annual bonuses were based on revenue objectives (20% of annual target bonus), adjusted EBITDA objectives (50% of annual target bonus), bookings objectives (20% of annual target bonus) and strategic objectives (10% of annual target bonus). For purposes of the incentive compensation program, adjusted EBITDA was defined as net income, plus (in the case of expense items) or minus (in the case of income or gain items) depreciation and amortization, amortization of intangible assets, stock-based compensation, restatement expenses, merger and integration related expenses, interest expense, interest income, other income/(expense), income/(loss) from discontinued operations, business realignment strategy feasibility expenses, and the provision or benefit from income taxes. These performance metrics were selected by the SkillSoft Limited Committee because the committee believed them to be the key operating metrics that were the basis for driving shareholder value.

In fiscal year 2011, the maximum bonus that could be earned, based on the quarterly and annual bonus metrics described above, was 150% of the target bonus, while the minimum was 0%. For most performance metrics, three levels of targets were set, with 48% of the allocated target bonus payable if the first performance level (level 1) was attained, 100% of the allocated target bonus payable if the second performance level (level 2) was attained and 150% of the allocated target bonus payable if the third performance level (level 3) was attained.

In addition, for fiscal year 2011, the SkillSoft Limited Committee included the additional executive incentive compensation element based on its diluted earnings per share performance that it introduced in fiscal year 2010. If the annual diluted earnings per share target was achieved, the executive would receive a bonus equal to 50% of the total incentive compensation opportunity.

The bonuses actually paid under the fiscal year 2011 executive incentive compensation program, based on the quarterly and annual bonus metrics described above, were 150% of the Named Executive Officer’s target bonus (the maximum). We attained level 3 performance with respect to all of the fiscal year 2011 quarterly and annual performance metrics in the program. While the incentive plan contains multiple performance targets, the following tables illustrate our performance as compared to the quarterly and annual adjusted EBITDA targets and the annual revenue target.

Performance Metric (1)	Level 3 Target	Actual Result
Q1 Adjusted EBITDA	$25.8 million or higher	$29.4 million
Q1 Revenue	$75.0 million of higher	$76.9 million
Q2 Adjusted EBITDA	$26.0 million or higher	$29.4 million
Q2 Revenue	$75.5 million or higher	$77.6 million
Q3 Adjusted EBITDA	$26.5 million or higher	$31.4 million
Q3 Revenue	$76.5 million or higher	$79.4 million
Q4 Adjusted EBITDA(2)	$28.0 million or higher	$25.4 million
Q4 Revenue	$77.9 million or higher	$81.4 million
FY11 Adjusted EBITDA(2)	$106.3 million or higher	$115.5 million
FY11 Revenue	$304.9 million or higher	$315.4 million

(1) The target for the diluted earnings per share objective for fiscal year 2011 was $0.63 or higher. Given the Acquisition, a calculation of diluted earnings per share was no longer possible. However, as a result of significantly exceeding the adjusted EBITDA target for fiscal year 2011, the Compensation Committee determined that level 3 performance had been achieved in this regard as well. Therefore, we paid each Named Executive Officer their targeted bonus under this part of the annual incentive plan as follows: Moran, $594,675; Nine, $299,700; McDonald, $253,500; Darcy, $189,375; and Townsend, $189,375.

(2)  Based on the Company’s financial and operating performance through the first three fiscal quarters of fiscal year 2011, the Board of Directors approved making additional investments in certain research and development activities to help drive the growth of the business. The impact of those investments on adjusted EBITDA in the fourth quarter of fiscal 2011 and for fiscal year 2011 (including the Predecessor and Successor periods) was approximately $2.6 million and $3.3 million, respectively. Absent this additional investment, adjusted EBITDA would have been $28.0 million in the fourth quarter of fiscal year 2011 and $118.8 million for fiscal year 2011. Given this adjustment by the Board of Directors, the Compensation Committee determined that the Level 3 Target had been achieved.

Prior to any payments of bonuses pursuant to the cash incentive plan, the Board of Directors (before the Compensation Committee was formed) or the Compensation Committee (once it was formed) determined that level 3 performance had been satisfactorily achieved for all performance targets.

Share Options

Our share option program is the primary vehicle for offering long-term incentives to our executives. We believe that option grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. Prior to the Acquisition, it had been the practice of the SkillSoft Limited Committee to grant options to our executive officers every four years (after the completion of vesting of the previous grants) rather than on an annual basis. Prior to the Acquisition, SkillSoft Limited’s practice had been to grant an option award to new executives upon hire, although they had not hired a new executive officer into the organization for several years. Late in fiscal year 2007, the SkillSoft Limited Committee approved significant option grants to the Named Executive Officers. No share options or other equity awards were granted to our Named Executive Officers in fiscal year 2008, fiscal year 2009 or fiscal year 2010. All grants of options to our executives prior to the Acquisition were approved by the SkillSoft Limited Committee or the SkillSoft Limited Board of Directors and all awards following the Acquisition, as described below, were approved by the Board of Directors or Compensation Committee of SSI Pooling GP, Inc.

On the Acquisition date, all SkillSoft Options became fully vested and exercisable (to the extent they were not already vested and exercisable) in connection with the Acquisition. Options with an exercise price less than $11.25 per share were either cancelled and paid out at the intrinsic value representing the excess of $11.25 per share over the exercise price or exercised and immediately sold to the Sponsors. Options with an exercise price greater than $11.25 per share were cancelled.

On November 16, 2010, the Manager of SSILuxco II S.A. (“Luxco II”), a Luxembourg entity which is an indirect parent of the Company, adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Awards under the 2010 Plan are intended to align the incentives of (i) the executives of Luxco II and its subsidiaries and (ii) its direct and indirect shareholders.

Stock options granted to date are subject to time-based and performance based vesting conditions, based on the return received (or deemed received) by the Sponsors on their initial equity investment in Parent and upon the occurrence of certain events, including, a change in control of Parent or its subsidiaries. Shares of the Company acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

A summary of stock option activity under the 2010 Plan for the period from May 26, 2010 to January 31, 2011 is contained in Note 8 of the Notes to the Consolidated Financial Statements.

Employee Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we match 100% of the employees’ 401(k) contributions up to 3% of eligible compensation, subject to various limitations (including a limit of $2,400 per employee annually). This match is available to all employees who participate in our 401(k) plan.

In addition, our chief financial officer, Tom McDonald, does not reside in New England. Consequently, we make available to him housing and a car when he is in New Hampshire. We also reimburse Mr. McDonald for the expenses associated with his travel to and from New Hampshire. For additional information regarding these benefits, please refer to the Summary Compensation Table below and the narrative description that follows.

Termination Benefits:

We have entered into employment agreements with each of our Named Executive Officers. The employment agreements provide that the executive is entitled to specified severance benefits in the event his employment is terminated by us without “Cause” or by the Named Executive Officer for “Good Reason” (each as defined in the employment agreement). We have provided more detailed information about these arrangements, along with estimates of their value, under the section “Employment Agreements and Potential Termination Payments” below. We believe that providing these severance benefits helps us compete for and retain executive talent.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (”the Code”), generally disallows a tax deduction for compensation for publicly traded companies in excess of $1.0 million paid to chief executive officers and three other executive officers (other than the chief financial officer) whose compensation is required to be disclosed to the shareholders by reason of being among our most highly compensated officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. While we were a publicly traded company, we structured our share option awards and other incentive compensation to comply with exemptions in Section 162(m) so that the compensation remained tax deductible to us. Following the Acquisition, since the equity securities of the Company are no longer publicly held, Section 162(m) no longer applies to the Company. In making decisions about executive compensation, the Compensation Committee takes into account certain tax and accounting considerations, including Sections 409A and 280G of the Code.

Executive Compensation

The following table sets forth the total compensation for the years ended January 31, 2009 and 2010 (Predecessor), the period from February 1, 2010 through May 25, 2010 (Predecessor) and the period from May 26, 2010 through January 31, 2011 (Successor) for our principal executive officer, our principal financial officer and our other three most highly compensated executive officers who were serving as executive officers on January 31, 2011. We refer to these officers as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Period Ending	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)(1)	($) (2)	($) (3)	($)
Charles E. Moran	January 31, 2011	255,126	-	-	10,924,142	1,214,983	9,334	12,403,585
President & CEO	May 25, 2010	116,874	-	-	-	569,043	14,911,479	15,597,396
	January 31, 2010	372,000	-	-	-	2,286,649	10,334	2,668,983
	January 31, 2009	372,000	-	-	-	590,806	10,334	973,140

Thomas J. McDonald	January 31, 2011	172,828	-	-	4,667,284	517,927	39,923	5,397,962
CFO	May 25, 2010	79,172	-	-	-	242,573	9,451,860	9,773,605
	January 31, 2010	252,000	-	-	-	965,465	54,865	1,272,330
	January 31, 2009	252,000	-	-	-	222,076	56,690	530,766

Jerald A. Nine, Jr.	January 31, 2011	193,402	-	-	6,488,316	612,318	7,604	7,301,640
COO	May 25, 2010	88,598	-	-	-	286,782	6,192,175	6,567,555
	January 31, 2010	282,000	-	-	-	1,201,637	8,603	1,492,240
	January 31, 2009	282,000	-	-	-	281,648	8,603	572,251

Mark A. Townsend	January 31, 2011	137,165	-	-	1,655,259	386,913	6,027	2,185,364
Executive Vice President, Technology	May 25, 2010	62,835	-	-	-	181,212	6,343,919	6,587,966
	January 31, 2010	200,000	-	-	-	587,019	7,026	794,045
	January 31, 2009	200,000	-	-	-	176,250	7,026	383,276

Colm M. Darcy	January 31, 2011	137,165	-	-	1,655,259	386,913	6,027	2,185,364
Executive Vice President, Content Development	May 25, 2010	62,835	-	-	-	181,212	1,199,170	1,443,217
	January 31, 2010	200,000	-	-	-	587,019	7,026	794,045
	January 31, 2009	200,000	-	-	-	176,250	7,026	383,276
(1)
The amounts in this column reflect the grant date fair value of stock options granted under our equity plans in fiscal year 2011. The grant date fair value was determined using the Black-Scholes option pricing model and the Monte-Carlo simulation approach. There can be no assurance that these amounts will ever be realized. See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of the assumptions we used to calculate these amounts. Grants of options which become exercisable on service vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of May 26, 2010) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant (November 16, 2010). Options with service conditions vest based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

(2)
The amounts in this column reflect cash bonus awards earned by our named executive officers for performance under our executive incentive compensation programs and a one-time discretionary cash bonus paid in August 2009. See “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Cash Incentive Bonuses” above for a description of the fiscal year 2010 program and these discretionary cash bonuses.

(3)	All Other Compensation is comprised of the following:

Name	Period Ending	Personal Benefits	Life Insurance Premiums	Defined Contribution Plans	Vacation	Cancellation of Options
		($) (a)	($) (b)	($) (c)	($) (d)	($) (e)
Charles E. Moran	January 31, 2011	-	535	1,646	7,154	-
	May 25, 2010	-	245	754	-	14,910,480
	January 31, 2010	-	780	2,400	7,154	-
	January 31, 2009	-	780	2,400	7,154	-

Thomas J. McDonald	January 31, 2011	37,742	535	1,646	-	-
	May 25, 2010	24,122	245	754	-	9,426,739
	January 31, 2010	46,839	780	2,400	4,846	-
	January 31, 2009	48,664	780	2,400	4,846	-

Jerald A. Nine, Jr.	January 31, 2011	-	535	1,646	5,423	-
	May 25, 2010	-	245	754	-	6,191,176
	January 31, 2010	-	780	2,400	5,423	-
	January 31, 2009	-	780	2,400	5,423	-

Mark A. Townsend	January 31, 2011	-	535	1,646	3,846	-
	May 25, 2010	-	245	754	-	6,342,920
	January 31, 2010	-	780	2,400	3,846	-
	January 31, 2009	-	780	2,400	3,846	-

Colm M. Darcy	January 31, 2011	-	535	1,646	3,846	-
	May 25, 2010	-	245	754	-	1,198,171
	January 31, 2010	-	780	2,400	3,846	-
	January 31, 2009	-	780	2,400	3,846	-

(a)
The personal benefits for Thomas J. McDonald include $9,000, $9,840, $3,220 and $6,932 for use of an apartment leased by us for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively, $4,500, $4,044, $1,036 and $2,564 for use of a company-leased vehicle for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively, $17,426, $20,566, $10,890 and $14,203 for personal travel for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively, and $17,738, $12,389, $9,814 and $13,205 for reimbursement of tax obligations related to such personal benefits for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively.

(b)	Represents premiums paid by us for life insurance for which the named executive officer is the named beneficiary.
(c)	Reflects amounts paid by us pursuant to our 401(k) matching program, with limits of $100 per pay period, up to a maximum of $2,400 per year.
(d)	Includes amounts paid in fiscal year 2009, fiscal year 2010 and fiscal year 2011 as accrued and unused vacation time per our policy.
(e)	Represents amounts paid to each named executive officer in connection with the cancellation of all SkillSoft Options held by such named executive officer on the date of the Acquisition.

The following table sets forth information concerning each grant of an award made to a named executive officer during fiscal year 2011 under a non-equity incentive plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Units	All Other Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards
		($) (2)	($) (3)	($) (4)		(5)	($/Sh)	(6)
Charles E. Moran	2/1/10	376,627	792,902	1,784,025	-	240,532	100	10,924,142

Thomas J. McDonald	2/1/10	160,550	338,000	760,500	-	102,766	100	4,667,284

Jerald A. Nine, Jr.	2/1/10	189,810	399,600	899,100	-	142,862	100	6,488,316

Mark A. Townsend	2/1/10	119,938	252,500	568,125	-	36,446	100	1,655,259

Colm M. Darcy	2/1/10	119,938	252,500	568,125	-	36,446	100	1,655,259

(1)
Reflects the threshold, target and maximum cash award amounts under our fiscal year 2011 executive incentive compensation program effective February 1, 2010. The amounts actually paid to the named executive officers under our fiscal year 2011 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects the total minimum amount that could have been earned if the minimum targets for all of the quarterly and annual metrics had been achieved.
(3)	Reflects the total amount that could have been earned if the targeted quarterly and annual metrics had been achieved.
(4)
Reflects the total maximum amount that could have been earned if (i) the maximum targets for all of the quarterly and annual metrics had been achieved and (ii) if the additional annual incentive compensation opportunity based on EPS performance was achieved.

(5)
Grants of options which become exercisable on service vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of May 26, 2010) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant (November 16, 2010). Options with service conditions vest based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

(6)
The amounts reported in this column are computed using the Black-Scholes option pricing model for awards with service based vesting conditions and the Monte-Carlo simulation approach for awards with performance and market based vesting conditions.

Information Relating to Equity Awards and Holdings

The following table sets forth information concerning outstanding share options and equity incentive plan awards for each of the named executive officers as of January 31, 2011. The named executive officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Charles E. Moran	-	240,532	(1)	-	100	11/16/2020

Thomas J. McDonald	-	102,766	(1)	-	100	11/16/2020

Jerald A. Nine, Jr.	-	142,862	(1)	-	100	11/16/2020

Mark A. Townsend	-	36,446	(1)	-	100	11/16/2020

Colm M. Darcy	-	36,446	(1)	-	100	11/16/2020

(1)
These options were granted on November 16, 2010. The options with service based conditions vest as to 1/5th of the shares subject to that portion of the option at the end of each successive one year period following the Acquisition date over 60 months. The options with performance based vesting conditions vest based on the return received (or deemed received) by the Sponsors on their initial equity investment in Parent and upon the occurrence of certain events including a change in control of Parent or its subsidiaries.

Employment Agreements and Potential Termination Payments

We have entered into employment agreements with our named executive officers that provide for termination payments under certain circumstances.

Charles E. Moran’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as our President and Chief Executive Officer. Mr. Moran’s employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by our Board of Directors. Mr. Moran’s current base salary is $372,000. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran’s employment is at-will, but if Mr. Moran’s employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and maximum target bonus for a period of one year after the date of termination. If Mr. Moran’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.

Thomas J. McDonald’s Employment Agreement. Thomas J. McDonald is a party to an employment agreement dated February 2, 1998 with our predecessor corporation, SkillSoft Corporation. Under the terms of the employment agreement, Mr. McDonald is entitled to receive a base salary of $135,000, which may be increased in accordance with our regular salary review practices. Mr. McDonald’s current base salary is $252,000. Mr. McDonald is also entitled to participate in any bonus plans that SkillSoft may establish for its senior executives. Either we or Mr. McDonald may terminate the employment agreement at will for any reason upon three months prior notice in the case of termination by us, or upon two months prior notice in the case of termination by Mr. McDonald. If Mr. McDonald’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. McDonald’s stock options will continue to vest and be exercisable if he performs consulting services for us of up to ten hours per week during the six months following termination.

Jerald A. Nine Jr.’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as our Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine’s employment agreement provides for a cash compensation plan that reflects the level established by our Board of Directors for the then current fiscal year. Mr. Nine’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Mr. Nine’s current base salary is $282,000. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine’s employment is at-will, but if Mr. Nine’s employment is terminated without cause or if he resigns with good reason, as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. If Mr. Nine’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.

Mark A. Townsend’s Employment Agreement. Mark A. Townsend is a party to an employment agreement dated January 12, 1998 with our predecessor corporation, SkillSoft Corporation. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with our regular salary review practices. Mr. Townsend’s current base salary is $200,000. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft may establish for its senior executives. Either we or Mr. Townsend may terminate the employment agreement at will for any reason upon three months prior notice in the case of termination by us, or upon two months prior notice in the case of termination by Mr. Townsend. If Mr. Townsend’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. Townsend’s stock options will continue to vest and be exercisable if he performs consulting services for us of up to ten hours per week during the six months following termination.

Colm M. Darcy’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Mr. Darcy, to employ him as our Executive Vice President, Content Development. Mr. Darcy’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors and that his participation in SkillSoft’s benefit plans shall be at SkillSoft’s expense. Mr. Darcy’s current base salary is $200,000. Pursuant to the employment agreement, on September 6, 2002, we granted Mr. Darcy an option to purchase an aggregate of 50,000 shares at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at our request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy’s termination is voluntary (other than for good reason) or we terminate him for cause.

The table below shows the benefits potentially payable to each of our named executive officers if he were terminated without cause or resigned for good reason, or in the case of Messrs. McDonald and Townsend, if he were terminated for any reason or resigned for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2010.

	Severance Payments
Name	Base Salary ($)	Target Bonus ($)	Benefits ($)	Total ($)

Charles E. Moran	372,000	1,784,025	-	2,156,025

Thomas J. McDonald	126,000		3,752	129,752

Jerald A. Nine, Jr.	282,000	899,100	-	1,181,100

Mark A. Townsend	100,000		9,943	109,943

Colm M. Darcy	175,000		-	175,000

Compensation of Directors

In fiscal year 2011, the Board established a compensation program for those directors of the Company who were (i) not nominees of any party interested in shares of the Company; (ii) not nominees of any party providing professional services to the Company; and (iii) not holding any executive office with the Company or any of its subsidiaries (such a director being a “Non-Executive Director”). Under the program, each Non-Executive Director receives cash compensation as follows:

•	an annual payment of US$25,000;
•
in respect of the fifth and each succeeding Board meeting held in person (i.e. excluding any meeting of the Board held by means of conference telephone, video-conferencing or other telecommunications equipment by means of which all persons participating in the Board meeting can hear each other speak) in each financial year, a payment of US$1,500 for each such meeting, the aggregate of such additional payments in any one financial years not to exceed US$15,000; and

•	reimbursement of all reasonable vouched out of pocket expenses incurred in the performance of duties as a Non-Executive Director.

Any director who is in office only for a portion of a fiscal year shall only be entitled to be paid a pro-rated portion of such remuneration reflecting such portion of the year during which he held office.

We currently have two Non-Executive Directors, each of whom is eligible for cash remuneration as described above: Dr. Ferdinand von Prondzynski and Eugene Regan.

The following table sets forth information concerning the compensation of our Non-Executive Directors for fiscal year 2011.

NON-EXECUTIVE DIRECTOR COMPENSATION FOR FISCAL YEAR 2011

Name	Fees Earned or Paid in Cash ($)
Ferdinand von Prondzynski	15,068
Eugene Regan	3,630

We have entered into a corporate secretarial services agreement with Intertrust Management Ireland Limited (“Intertrust”), Ms. Shine and Mr. Commins, pursuant to which Intertrust, Ms. Shine and Mr. Commins have agreed to provide director services to us and certain of our parent and subsidiary entities. Pursuant to such agreement, we have agreed to pay Intertrust $3,000 for each entity upon whose board of directors that each of Ms. Shire and Mr. Commins serves. For fiscal 2011, we paid Intertrust $24,000 and $12,000, respectively, for Ms. Shine’s and Mr. Commins’ service on our and our affiliate entities’ boards. In addition, for fiscal 2011, we paid Intertrust $71,418.10, inclusive of VAT, for related corporate secretarial services.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors are Messrs. Ascione, Humphrey and Maldonado, each of whom became members of the Compensation Committee in October 2010. None of our executive officers have served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of our Compensation Committee. Mr. Ascione is a Managing Director at Berkshire Partners LLC, and its affiliates are beneficial shareholders of the Company. Mr. Maldonado is a Managing Director at Advent International, and its affiliates are beneficial shareholders of the Company. Mr. Humphrey is in the Private Equity group of Bain Capital, and its affiliates are beneficial shareholders of the Company. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Upon completion of the Transactions, certain of our parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to us and certain of our parent and subsidiary entities until the tenth anniversary of the consummation of the Transactions, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. After satisfaction of certain Irish regulatory requirements, SkillSoft became a party to the management agreement.

In addition, pursuant to the management agreement, entities affiliated with the Sponsors received aggregate transaction fees of approximately $11.5 million in connection with services provided by such entities related to the Transactions.

The management agreement provides that entities affiliated with the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their respective affiliates. The management agreement may be terminated, respectively, by the Company and the Sponsors at any time and will terminate automatically upon an initial public offering or a change of control unless we and the counterparty(s) determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the completion of the Transactions or the then-applicable scheduled date for termination of the management agreement.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended January 31, 2011.

Compensation Committee
Michael Ascione
David Humphrey
John Maldonado

Compensation-Related Risk

As part of its oversight and administration of the Company's compensation programs, the Compensation Committee considered the impact of the Company's compensation policies and programs for its employees, including its executive officers, to determine whether they present a significant risk to the Company or encourage excessive risk taking by Company employees.  Based on its review, the Compensation Committee concluded that the Company's compensation programs do not encourage excessive risk taking and are not reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the outstanding stock of SSI Investments II Limited is held by SSI Investments I Limited. SSILuxCo II S.A. holds all of the outstanding stock of SSI Investments I Limited. SSILuxCo S.à r.l. holds all of the outstanding stock of SSILuxCo II S.A. SSI Pooling, L.P., referred to herein as Parent, holds all of the outstanding stock of SSILuxCo S.à r.l.

The following table sets forth, as of March 31, 2011, the number and percentage of securities beneficially owned by each person known to us to beneficially own more than 5% of the outstanding of Parent (“Units”)/as-exercised shares of Luxco II (collectively, the “Securities”), each director and named executive officer of SSI Investments II Limited and all directors and executive officers of SSI Investments II Limited as a group. The beneficial ownership percentages reflected in the table below are based on 5,344,133.54 Units outstanding as of March 31, 2011. Notwithstanding the beneficial ownership of Units presented below, the rights of the holders of Units are governed by certain agreements, including an agreement of exempted limited partnership of Parent, a shareholders’ agreement of SSI Pooling GP, Inc., a Cayman Islands exempted company (“SSI Pooling GP”), and the general partner of Parent, and a management stockholders agreement between Luxco II and the managers party thereto. The parties to the shareholders’ agreement of SSI Pooling GP have agreed to vote their shares to elect the board of directors of SSI Pooling GP as set forth therein. See “Certain Relationships and Related Party Transactions.”

Except as described in the agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the following Units.

	Amount and Nature of Beneficially Owned
Name of Beneficial Owner	Units (a)	Shares Subject to Options Currently Exercisable or Exercisable within 60 Days	Total Number of Units	Percent of Class
Berkshire Unit Holders (1)	2,131,354.00	-	213,155,308.18	39.8%
Advent Investments (2)	1,581,642.08	-	158,178,981.14	29.6%
Bain Unit Holders (3)	1,581,642.08	-	158,178,981.14	29.6%
Directors
Michael C. Ascione(4)	2,131,354.00	-	213,155,308.18	39.8%
John Maldonado(5)	1,581,642.08	-	158,178,981.14	29.6%
David W. Humphrey(6)	1,581,642.08	-	158,178,981.14	29.6%
Imelda Shine	-	-	-	-
Mark Commins	-	-	-	-
Ferdinand von Prondzynski	-	-	-	-
Eugene Regan	-	-	-	-
Named Executive Officers
Charles E. Moran(7)	24,997,67	20,045.60	45,043.27	*
Thomas J. McDonald(8)	4,999.53	8,564.40	13,563.93	*
Jerald A. Nine, Jr.(9)	9,999.07	11,906.00	21,905.07	*
Mark A. Townsend(10)	4,999.53	3,037.40	8,036.93	*
Colm M. Darcy(11)	2,499.77	3,037.40	5,537.17	*
Anthony P. Amato(12)	1,999.81	265.00	2,264.81	*
All directors and executive officers as a group (13 persons)	5,344,133.54	46,855.80	5,390,989.34	99.9%

(a) These unit numbers are based on a purchase price of $100 per Unit. These Units were originally issued at a purchase price of $1 per Unit but have been converted to a purchase price of $100 per Unit for purposes of comparing such Units to the number of shares underlying options of Luxco II, which options have an exercise price of $100 per share.

* (1)
Less than 1%

Represents 1,727,760.53 Units beneficially held by Berkshire Fund VII (OS), L.P., a Cayman Islands exempted limited partnership (“Berkshire VII (OS)”), 323,009.87 Units beneficially held by Berkshire Fund VII-A (OS), L.P., a Cayman Islands exempted limited partnership (“Berkshire VII-A (OS)”) and 80,583.60 Units beneficially held by Berkshire Investors (OS), L.P., a Cayman Islands exempted limited partnership (“Berkshire Investors (OS)” and, collectively with Berkshire VII (OS) and Berkshire VII-A (OS), the “Berkshire Unit Holders”). Seventh Berkshire Associates (OS), L.P., a Cayman Islands exempted limited partnership (“Seventh BA (OS)”) is the general partner of each of the Berkshire Unit Holders. Seventh Berkshire Associates GP (OS), Ltd., a Cayman Islands limited share company (“Seventh BA GP (OS)”), is the general partner of Seventh BA (OS). By virtue of these relationships, Seventh BA (OS) and Seventh BA GP (OS) may be deemed to have voting and dispositive power with respect to the 2,131,354.00 Units beneficially held by the Berkshire Unit Holders. Seventh BA (OS) and Seventh BA GP (OS) expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than themselves for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaim beneficial ownership of any such securities except to the extent of their pecuniary interest therein. The business address of each of the Berkshire Unit Holders, Seventh BA (OS) and Seventh BA GP (OS) is c/o Berkshire Partners LLC, 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116.

(2)
Represents 1,581,642.08 Units beneficially held by Advent SS Investments (Cayman) Limited, a Cayman Islands exempted company (“Advent Investments”). The business address of Advent Investments is c/o Advent International Corporation, 75 State Street, Boston, Massachusetts 02109.

(3)
Represents 1,581,642.08 Units beneficially held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 5,607.58 Units beneficially held by BCIP Associates IV, L.P., a Cayman Islands exempted limited partnership (“BCIP IV”), 2,562.83 Units beneficially held by BCIP Trust Associates IV, L.P. a Cayman Islands exempted limited partnership (“BCIP Trust IV”), 1,184.86 Units beneficially held by BCIP Associates IV-B, L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 549.79 Units beneficially held by BCIP Trust Associates IV-B, L.P., a Cayman Islands exempted limited partnership (“BCIP Trust IV-B” and, collectively with Bain Capital Fund X, BCIP IV, BCIP Trust IV and BCIP IV-B, the “Bain Unit Holders”). Bain Capital Partners X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Partners X”) is the general partner of Bain Capital Fund X. Bain Capital Investors, LLC, a Delaware limited liability company (“Bain Capital Investors”) is the general partner of each of Bain Capital Partners X, BCIP IV, BCIP Trust IV, BCIP IV-B and BCIP Trust IV-B. By virtue of these relationships, Bain Capital Partners X may be deemed to have voting and dispositive power with respect to the 1,581,642.08 units held by Bain Capital Fund X and Bain Capital Investors may be deemed to have voting and dispositive power with respect to the 1,581,642.08 Units beneficially held by the Bain Unit Holders. Bain Capital Partners X and Bain Capital Investors expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than themselves for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaim beneficial ownership of any such securities except to the extent of their pecuniary interest therein. The business address of each of the Bain Unit Holders, Bain Capital Partners X and Bain Capital Investors is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)
Includes 2,131,354.00 Units beneficially held by the Berkshire Unit Holders. Mr. Ascione is a Managing Director at Berkshire Partners LLC, and by virtue of this and the relationships described in footnote (1) above, he may be deemed to share voting and dispositive power with respect to the 2,131,354.00 Units beneficially held by the Berkshire Unit Holders.  Mr. Ascione disclaims beneficial ownership of all such units except to the extent of his pecuniary interest therein.

(5)
Includes 1,581,642.08 Units beneficially held by Advent Investments. Mr. Maldonado is a Managing Director at Advent International, and by virtue of this and the relationships described in footnote (2) above, he may be deemed to share voting and dispositive power with respect to the 1,581,642.08 Units beneficially held by Advent Investments. Mr. Maldonado disclaims beneficial ownership of all such units except to the extent of his pecuniary interest therein.

(6)
Includes 1,581,642.08 Units beneficially held by the Bain Unit Holders. Mr. Humphrey is in the Private Equity group of Bain Capital, and by virtue of this and the relationships described in footnote (3) above, he may be deemed to share voting and dispositive power with respect to the 1,581,642.08 Units beneficially held by the Bain Unit Holders. Mr. Humphrey disclaims beneficial ownership of all such units except to the extent of his pecuniary interest therein.

(7)
Represents 19,998.13 Units beneficially held by various family trusts, of which Mr. Moran’s wife is a trustee and 4,999.53 Units beneficially owned by Mr. Moran’s wife, as trustee of the Susan M. Moran Revocable Trust. Also includes 20,045.60 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2011, upon the exercise of share options held by Mr. Moran.

(8)	Includes 8,564.40 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2011, upon the exercise of share options held by Mr. McDonald.

(9)	Includes 11,906 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2011, upon the exercise of share options held by Mr. Nine.

(10)	Includes 3,037.40 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2011, upon the exercise of share options held by Mr. Townsend.

(11)	Includes 3,037.40 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2011, upon the exercise of share options held by Mr. Darcy.

(12)	Includes 265.00 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2011, upon the exercise of share options held by Mr. Amato.

Item 13. Certain Relationships and Related Transactions, and Director Independence Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

Arrangements with our Investors

Simultaneously with the consummation of the Transactions, we entered into equityholder agreements with those persons and entities that became equityholders of us or Parent after the completion of the Transactions. These equityholder agreements contain agreements among the parties with respect to election of directors, participation rights, right of first refusal upon disposition of shares, permitted transferees, registration rights and other actions requiring the approval of equityholders.

Management Agreement

Upon completion of the Transactions, certain of our parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to us and certain of our parent and subsidiary entities until the tenth anniversary of the consummation of the Transactions, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. After satisfaction of certain Irish regulatory requirements, SkillSoft became a party to the management agreement.

In addition, pursuant to the management agreement, entities affiliated with the Sponsors received aggregate transaction fees of approximately $11.5 million in connection with services provided by such entities related to the Transactions.

The management agreement provides that entities affiliated with the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their respective affiliates. The management agreement may be terminated, respectively, by the Company and the Sponsors at any time and will terminate automatically upon an initial public offering or a change of control unless we and the counterparty(s) determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the completion of the Transactions or the then-applicable scheduled date for termination of the management agreement.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

Our current directors and officers and those of our subsidiaries are entitled under the agreement covering the Acquisition to continued indemnification and insurance coverage.

Corporate Governance; Director Independence

Our securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. As our securities are not listed, the board of directors has made no determination as to whether or not any of its managers are independent directors as defined in the regulations of NASDAQ or the NYSE. We do not maintain a nominating/corporate governance committee or Audit Committee and our Compensation Committee does not include any independent directors.

Item 14. Principal Accountant Fees and Services; Auditors’ Fees

The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2010

Audit Fees (1)	$2,482,000	$1,567,000
Audit-Related Fees (2)	22,000	106,000
Tax Fees (3)	949,000	462,000
Total Fees	$3,453,000	$2,135,000

(1)
Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements in our quarterly reports on Form 10-Q, other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2011 and January 31, 2010.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to employee benefit plan audits and accounting consultation services performed in connection with due diligence reviews from potential buyers of SkillSoft Limited.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $165,000 of the total tax fees billed in the fiscal year ended January 31, 2011 and $181,000 of the total tax fees billed in the fiscal year ended January 31, 2010. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice related to matters concerning various taxing authorities.

Pre-approval Policies and Procedures

From time to time, our Board of Directors may pre-approve specified types of services that are requested to be provided to us by our registered independent public accounting firm during the next 12 months. Any such pre-approval is based on review of a detailed description of the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. All services performed by our registered independent public accounting firm are pre-approved prior to commencement of the services.

Our Board of Directors has delegated to Mr. Ascione the authority to approve audit or non-audit services to be provided to us by our registered public accounting firm up to $100,000. Any approval of services by Mr. Ascione pursuant to this delegated authority is reported on and ratified at the next meeting of the Board of Directors. Service for fees in excess of that amount require pre-approval from all members of the Board of Directors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report:

1. Financial Statements. The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSI INVESTMENTS II LIMITED
(Registrant)

By:	/s/ CHARLES E. MORAN
Charles E. Moran
President and Chief Executive Officer

Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN	President and Chief Executive	April 14, 2011
Charles E. Moran	Officer and Director
(Principal Executive Officer)

/s/ THOMAS J. MCDONALD	Chief Financial Officer	April 14, 2011
Thomas J. McDonald	(Principal Financial Officer)

/s/ ANTHONY P. AMATO	Vice President, Finance and Chief	April 14, 2011
Anthony P. Amato	Accounting Officer
(Principal Accounting Officer)

/s/ MICHAEL C. ASCIONE	Director	April 14, 2011
Michael C. Ascione

/s/ JOHN MALDONADO	Director	April 14, 2011
John Maldonado

/s/ DAVID W. HUMPHREY	Director	April 14, 2011
David W. Humphrey

/s/ IMELDA SHINE	Director	April 14, 2011
Imelda Shine

/s/ MARK COMMINS	Director	April 14, 2011
Mark Commins

/s/ FERDINAND VON PRONDZYNSKI	Director	April 14, 2011
Ferdinand von Prondzynski

/s/ EUGENE REGAN	Director	April 14, 2011
Eugene Regan

APPENDIX A

SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, and the selected consolidated balance sheet data as of January 31, 2010 and 2011 have been derived from our audited consolidated financial statements, which are included on Appendix B of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended January 31, 2007 and 2008, and the selected consolidated balance sheet data as of January 31, 2007, 2008 and 2009 have been derived from other audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in any future period.

	PREDECESSOR					SUCCESSOR (1)
	Year Ended January 31, 2007	Year Ended January 31, 2008	Year Ended January 31, 2009	Year Ended January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011
	(In thousands)
Revenue	$225,172	$281,223	$328,494	$314,968	$97,538	$149,673
Cost of revenue	26,601	32,637	35,992	29,436	9,226	19,618
Cost of revenue - amortization of intangible assets	4,422	5,423	5,203	128	40	43,678
Gross profit	194,149	243,163	287,299	285,404	88,272	86,377
Operating expenses:
Research and development	40,776	49,612	49,540	43,764	17,131	31,887
Selling and marketing	90,894	97,493	108,416	95,594	40,378	61,407
General and administrative	27,735	34,630	36,774	34,724	21,828	22,478
Amortization of intangible assets	1,652	11,237	11,212	8,117	1,137	29,347
Merger and integration related expenses	-	12,283	761	-	-	-
Restructuring	26	34	1,523	49	-	-
SEC investigation	898	1,346	49	-	-	-
Acquisition related expenses	-	-	-	-	15,063	22,639
Total operating expenses	161,981	206,635	208,275	182,248	95,537	167,758
Operating income (loss)	32,168	36,528	79,024	103,156	(7,265)	(81,381)
Other (expense) income, net	(96)	295	1,480	(943)	385	(1,619)
Interest income	4,310	3,948	1,550	269	95	66
Interest expense	(278)	(12,630)	(14,218)	(7,553)	(3,723)	(48,834)
Income (loss) before provision (benefit) for income taxes from continuing operations	36,104	28,141	67,836	94,929	(10,508)	(131,768)
Provision (benefit) for income taxes	11,951	(31,587)	18,959	23,561	(1,894)	(12,678)
Net income (loss) from continuing operations	24,153	59,728	48,877	71,368	(8,614)	(119,090)
Income from discontinued operations, net of income taxes	-	270	1,912	-	-	-
Net income (loss)	$24,153	$59,998	$50,789	$71,368	$(8,614)	$(119,090)
(1)

 Statement of operations information for the period from May 26, 2010 through January 31, 2011 and balance sheet data at January 31, 2011 are not comparable to preceding periods due to the acquisition of SkillSoft PLC on May 26, 2010

A - 1

	PREDECESSOR				SUCCESSOR (2)
	As of January 31, 2007	As of January 31, 2008	As of January 31, 2009	As of January 31, 2010	As of January 31, 2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$104,117	$89,584	$38,952	$80,241	$35,199
Working capital (deficit)	38,134	30,408	(11,858)	30,065	(56,285)
Long-term investments, deferred tax assets, net & other assets	6,719	95,596	81,583	58,962	26,048
Total assets	342,970	696,681	575,100	586,231	1,392,987
Long-term debt	-	197,000	122,131	83,500	622,973
Shareholder's equity	137,929	213,088	204,056	251,160	427,823
(2)

Statement of operations information for the period from May 26, 2010 through January 31, 2011 and balance sheet data at January 31, 2011 are not comparable to preceding periods due to the acquisition of SkillSoft PLC on May 26, 2010

A - 2

APPENDIX B

FINANCIAL STATEMENTS
INDEX

Page
Report of Independent Registered Public Accounting Firm	B-2
Consolidated Balance Sheets as of January 31, 2010 (Predecessor) and January 31, 2011 (Successor)	B-3
Consolidated Statements of Operations for the Years Ended January 31, 2009 and 2010 (Predecessor), the period from February 1, 2010 through May 25, 2010 (Predecessor) and the period from May 26, 2010 through January 31, 2011 (Successor)
B-4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended January 31, 2009 and 2010 (Predecessor), the period from February 1, 2010 through May 25, 2010 (Predecessor) and the period from May 26, 2010 through January 31, 2011 (Successor)
B-5
Consolidated Statements of Cash Flows for the Years Ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 (Predecessor) and the period from May 26, 2010 through January 31, 2011 (Successor)
B-6
Notes to the Consolidated Financial Statements	B-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SSI Investments II Limited:

We have audited the accompanying consolidated balance sheet of SSI Investments II Limited (the Company) as of January 31, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the period from May 26, 2010 to January 31, 2011 and the consolidated balance sheet of SkillSoft Public Limited Company (the Predecessor) as of January 31, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the period from February 1, 2010 to May 25, 2010 and for each of the two years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's or the Predecessor’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSI Investments II Limited at January 31, 2011, and the consolidated results of its operations and its cash flows for the period from May 26, 2010 to January 31, 2011 and the consolidated financial position of SkillSoft Public Limited Company at January 31, 2010, and the consolidated results of its operations and its cash flows for the period from February 1, 2010 to May 25, 2010 and for each of the two years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance originally issued in FASB Statement of Financial Accounting Standards ("SFAS") No. 141 (Revised 2007), “Business Combinations” (codified in FASB ASC Topic 805, "Business Combinations"), effective February 1, 2009.

                      /s/  ERNST & YOUNG LLP

Boston, Massachusetts
April 14, 2011

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	PREDECESSOR	SUCCESSOR
	January 31, 2010	January 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$76,682	$35,199
Short-term investments	3,559	-
Restricted cash	2,786	59
Accounts receivable, less reserves of approximately $369 and $298 as of January 31, 2010 and 2011, respectively	141,828	144,665
Deferred tax assets	28,902	1,644
Prepaid expenses and other current assets	23,447	25,717
Total current assets	277,204	207,284
Property and equipment, net	6,288	4,977
Goodwill	238,550	564,516
Intangible assets, net	5,227	590,162
Deferred tax assets	49,127	2,291
Other assets	9,835	23,757
Total assets	$586,231	$1,392,987
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$865	$8,487
Accounts payable	4,519	5,189
Accrued compensation	18,287	16,962
Accrued expenses	23,099	31,513
Deferred tax liabilities	-	4,615
Deferred revenue	200,369	196,803
Total current liabilities	247,139	263,569

Long term debt	83,500	622,973
Deferred tax liabilities	-	75,178
Other long term liabilities	4,432	3,444
Total long term liabilities	87,932	701,595
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 94,905,067 shares issued at January 31, 2010	9,983	-
Ordinary shares, $1.00 par value:1,000,000,000 shares authorized; 534,513,270 shares issued at January 31, 2011	-	534,513
Additional paid-in capital	482,592	-
Treasury stock, at cost, 249,368 ordinary shares January 31, 2010	(2,471)	-
Accumulated deficit	(239,506)	(119,090)
Accumulated other comprehensive income	562	12,400
Total shareholders’ equity	251,160	427,823
Total liabilities and shareholders’ equity	$586,231	$1,392,987

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	PREDECESSOR			SUCCESSOR
	January 31, 2009	January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011
Revenue	$328,494	$314,968	$97,538	$149,673
Cost of revenue (1)	35,992	29,436	9,226	19,618
Cost of revenue – amortization of intangible assets	5,203	128	40	43,678
Gross profit	287,299	285,404	88,272	86,377
Operating expenses:
Research and development (1)	49,540	43,764	17,131	31,887
Selling and marketing (1)	108,416	95,594	40,378	61,407
General and administrative (1)	36,774	34,724	21,828	22,478
Amortization of intangible assets	11,212	8,117	1,137	29,347
Merger and integration related expense	761	-	-	-
Restructuring	1,523	49	-	-
SEC investigation	49	-	-	-
Acquisition related expenses	-	-	15,063	22,639
Total operating expenses	208,275	182,248	95,537	167,758
Operating income (loss)	79,024	103,156	(7,265)	(81,381)
Other income (expense), net	1,480	(943)	385	(1,619)
Interest income	1,550	269	95	66
Interest expense	(14,218)	(7,553)	(3,723)	(48,834)
Income (loss) before provision (benefit) for income taxes from continuing operations	67,836	94,929	(10,508)	(131,768)
Provision (benefit) for income taxes	18,959	23,561	(1,894)	(12,678)
Income (loss) from continuing operations	48,877	71,368	(8,614)	(119,090)
Income from discontinued operations, net of income taxes of $1,281 in fiscal 2009	1,912	-	-	-
Net income (loss)	$50,789	$71,368	$(8,614)	$(119,090)

(1)	The following summarizes the allocation of stock-based compensation:

	January 31, 2009	January 31, 2010	February 1, to May 25, 2010	May 26,2010 to January 31, 2011
Cost of revenue	225	92	201	-
Research and development	926	986	4,861	-
Selling and marketing	1,977	2,344	8,260	-
General and administrative	3,004	2,878	11,837	-

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands except number of shares)
	Ordinary Shares			Treasury Stock			Accumulated
Predecessor	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Cost	Accumulated Deficit	Other Comprehensive Income(Loss)	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
BALANCE, JANUARY 31, 2008 (Predecessor)	111,663,813	$12,397	$591,303	6,533,884	$(24,524)	$(361,663)	$(4,425)	$213,088	-
Exercise of stock options	3,653,650	613	15,842	-	-	-	-	16,455	-
Issuance of ordinary shares under employee stock purchase plan	375,183	64	2,999	-	-	-	-	3,063	-
Repurchase of ordinary shares	-	-	-	11,097,315	(91,860)	-	-	(91,860)	-
Retirement of ordinary shares	(16,800,397)	(2,474)	(108,593)	(16,800,397)	111,067	-	-	-	-
Stock-based compensation	-	-	6,132	-	-	-	-	6,132	-
Tax benefit from non-qualified stock options	-	-	1,494	-	-	-	-	1,494	-
Unrealized loss on marketable securities, net of tax of $0	-	-	-	-	-	-	(23)	(23)	(23)
Unrealized gain on financial derivatives, net of tax effect of ($755)	-	-	-	-	-	-	1,132	1,132	1,132
Translation adjustment	-	-	-	-	-	-	3,786	3,786	3,786
Net income	-	-	-	-	-	50,789	-	50,789	50,789
Comprehensive income for the year ended January 31, 2009									$55,684
BALANCE, JANUARY 31, 2009 (Predecessor)	98,892,249	$10,600	$509,177	830,802	$(5,317)	$(310,874)	$470	$204,056
Exercise of stock options	464,882	73	2,319	-	-	-	-	2,392	-
Issuance of ordinary shares under employee stock purchase plan	389,018	59	2,133	-	-	-	-	2,192	-
Repurchase of ordinary shares	-	-	-	4,259,648	(35,148)	-	-	(35,148)	-
Retirement of ordinary shares	(4,841,082)	(749)	(37,245)	(4,841,082)	37,994	-	-	-	-
Stock-based compensation	-	-	6,300	-	-	-	-	6,300	-
Tax expense from non-qualified stock options	-	-	(92)	-	-	-	-	(92)	-
Unrealized gain on financial derivatives, net of tax effect of ($632)	-	-	-	-	-	-	948	948	948
Translation adjustment	-	-	-	-	-	-	(856)	(856)	(856)
Net income	-	-	-	-	-	71,368		71,368	71,368
Comprehensive income for the year ended January 31, 2010									$71,460
BALANCE, JANUARY 31, 2010 (Predecessor)	94,905,067	$9,983	$482,592	249,368	$(2,471)	$(239,506)	$562	$251,160	-
Exercise of stock options	522,466	78	2,987	-	-	-	-	3,065	-
Issuance of ordinary shares under employee stock purchase plan	209,846	31	1,635	-	-	-	-	1,666	-
Retirement of ordinary shares	(249,368)	(38)	(2,433)	(249,368)	2,471	-	-	-	-
Stock-based compensation	-	-	25,159	-	-	-	-	25,159	-
Reclassification of paid in capital to a liability in connection with the settlement of stock options	-	-	(53,751)	-	-	-	-	(53,751)	-
Tax expense from non-qualified stock options	-	-	(282)	-	-	-	-	(282)	-
Translation adjustment	-	-	-	-	-	-	210	210	210
Net loss	-	-	-	-	-	(8,614)		(8,614)	(8,614)
Comprehensive loss for the Predecessor period from February 1, 2010 through May 25, 2010									$(8,404)
BALANCE, May 25, 2010 (Predecessor)	95,388,011	$10,054	$455,907	-	$-	$(248,120)	$772	$218,613

The accompanying notes are an integral part of these consolidated financial statements

	Ordinary Shares			Accumulated
Successor	Number of Shares	Par Value	Accumulated Deficit	Other Comprehensive Income(Loss)	Total Shareholders’ Equity	Total Comprehensive Income
Issuance of ordinary shares	534,513,270	534,513	-	-	534,513	-
Translation adjustment	-	-	-	12,400	12,400	12,400
Net loss	-	-	(119,090)	-	(119,090)	(119,090)
Comprehensive loss for the Successor period from May 26, 2010 through January 31, 2011	-	-	-	-	-	$(106,690)
BALANCE, JANUARY 31, 2011	534,513,270	$534,513	$(119,090)	$12,400	$427,823

The accompanying notes are an integral part of these consolidated financial statements
.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	PREDECESSOR			SUCCESSOR
	January 31, 2009	January 31, 2010	February 1, to May 25, 2010	May 26 2010, to January 31, 2011

Cash flows from operating activities:
Net income (loss)	$50,789	$71,368	$(8,614)	$(119,090)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	6,132	6,300	25,159	-
Depreciation and amortization	5,277	4,564	1,374	2,601
Amortization of intangible assets	16,415	8,245	1,177	73,025
Recovery of bad debts	(130)	(36)	(52)	(22)
Provision (benefit) for income taxes - non-cash	15,102	17,001	(2,800)	(14,022)
Gain on sale of discontinued operations	(3,386)	-	-	-
Non-cash interest expense	1,197	1,104	3,219	3,011
Tax effect related to exercise of non-qualified stock options	(1,494)	92	282	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	17,006	9,236	86,230	(88,257)
Prepaid expenses and other current assets	8,494	(2,479)	(2,218)	(8,370)
Accounts payable	3,446	(1,161)	(1,559)	2,230
Accrued expenses, including long-term	(14,271)	4,959	(6,296)	5,546
Deferred revenue	(6,890)	(7,846)	(41,817)	114,790
Net cash provided by (used in) operating activities	97,687	111,347	54,085	(28,558)
Cash flows from investing activities:
Purchases of property and equipment	(5,748)	(3,195)	(438)	(2,205)
Acquisition of SkillSoft, net of cash acquired	-	-	-	(1,074,181)
Cash paid for business acquisitions	(250)	-	-	-
Purchases of investments	(19,645)	(9,272)	(2,562)	-
Maturities of investments	32,137	6,812	6,122	-
Decrease in restricted cash, net	173	1,004	27	2,699
Cash received from sale of discontinued operations	6,903	-	-	-
Net cash provided by (used in) investing activities	13,570	(4,651)	3,149	(1,073,687)
Cash flows from financing activities:
Exercise of stock options	16,455	2,392	3,065	-
Proceeds from employee stock purchase plan	3,063	2,192	1,666	-
Proceeds from issuance of ordinary shares	-	-	-	534,513
Proceeds from issuance of Senior Credit Facilities, net of fees	-	-	-	306,398
Proceeds from issuance of Senior Notes, net of fees	-	-	-	296,448
Principal payments on Senior Credit Facilities	(75,616)	(39,019)	(84,365)	(1,625)
Acquisition of treasury stock	(91,860)	(35,148)	-	-
Tax effect related to exercise of non-qualified stock options	1,494	(92)	(282)	-
Net cash (used in) provided by financing activities	(146,464)	(69,675)	(79,916)	1,135,734
Effect of exchange rate changes on cash and cash equivalents	(2,999)	1,808	(1,315)	1,710
Net (decrease) increase in cash and cash equivalents	(38,206)	38,829	(23,997)	35,199
Cash and cash equivalents, beginning of period	76,059	37,853	76,682	-
Cash and cash equivalents, end of period	$37,853	$76,682	$52,685	$35,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,252	$4,656	$785	$30,560
Cash paid for income taxes	$4,550	$8,682	$1,222	$6,789

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  The Company

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments II Limited ("SSI II"), completed its acquisition of SkillSoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the "Predecessor") to SkillSoft Limited ("SkillSoft" or the “Successor"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms "the Company", refers to (a) prior to the Acquisition of SkillSoft, the Predecessor and its subsidiaries and (b) from and after the Acquisition of SkillSoft, SSI II and its subsidiaries. References in this Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2011 is the fiscal year ended January 31, 2011).

(2)  Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in these notes.

(a)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

(c)  Revenue Recognition

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010, and the period from May 26, 2010 through January 31, 2011.

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

The Company’s contracts often include an uptime guarantee for solutions hosted on the Company's servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any nonperformance event prior to issuance of any credit. Furthermore the Company’s contracts contain standard warranty and indemnification coverage to its customers. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

(d)  Deferred Commissions

The Company defers the recognition of commission expense until such time as the revenue related to the arrangement for which the commission was paid is recognized. Deferred commissions for each contract are amortized in a manner consistent with how revenue is recognized for such contract, often resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $12.2 million and $13.5 million is included in prepaid expenses and other current assets at January 31, 2010 and 2011, respectively, in the accompanying consolidated balance sheets.

(e)  Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar (dollar) and the functional currency of the Company’s subsidiaries in the United States, the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand, Singapore and India are the currencies of those countries. The functional currency of the Company’s subsidiaries in Ireland and the Grand Cayman is the U.S. dollar. Assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. During the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011 gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $0.8 million, $(1.1) million, $0.3 million and $(1.8) million, respectively.

(f)  Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2011, the Company did not have any cash equivalents or available for sale investments. At January 31, 2010, cash equivalents consisted mainly of high-grade commercial paper and corporate debt securities.

At January 31, 2011, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

Securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At January 31, 2010, the Company’s investments were classified as available for sale and had an average maturity of approximately 47 days.

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

(g)  Property and Equipment

The Company records property and equipment at cost. Depreciation and amortization is charged to operations based on the cost of property and equipment over their respective estimated useful lives on a straight-line basis using the half year convention, as follows:

Estimated Useful Lives
Computer equipment	2 - 3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or life of lease

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals or betterments are capitalized.

(h)  Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Generally accepted accounting principles (GAAP) requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. No software development costs incurred during the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011 met the requirements for capitalization; however developed courseware was added through the acquisition of SkillSoft PLC.

Capitalized software development costs (including acquired software development costs), net of accumulated amortization, were approximately $0.1 million and $203.6 million as of January 31, 2010 and 2011, respectively. The Company recognized approximately $5.2 million, $0.1 million, $0.1 million and $43.7 million of amortization expense related to capitalized software development costs in the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively.

The Company enters into agreements with content providers for published content, the Company’s policy is to expense these costs to research and development in proportion to services being completed.

(i)  Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income as of January 31, 2010 and 2011, are as follows (in thousands):

	Year Ended January 31,
	2010	2011
Foreign currency translation adjustment	$562	$12,400
Total accumulated other comprehensive income	$562	$12,400

(j)  Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable and debt. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. The Company believes the fair value of its variable rate debt approximates its carrying value based on comparable market terms and conditions.

(k)  Deferred Financing Costs

The Company amortizes deferred debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(l)  Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, no customer individually comprised greater than 10% of total revenue or accounts receivable.

The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company maintains a reserve for an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

The Company has no significant off-balance-sheet arrangements nor concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s cash, cash equivalents and investments are subject to the guidelines of the Company’s investment policy. The primary objective of the policy with regard to the Company’s portfolio is to provide with minimal risk as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved Instruments include U.S. Government and Agency securities as well as fixed income instruments rated AAA, A1/P1 or better.

(m)  Amortization and Impairment of Goodwill and Intangible Assets

The Company records intangible assets at cost and amortizes its finite-lived intangible assets including customer contracts and internally developed software. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate an impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. In addition, the Company reviews its indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

(n)  Restructuring Charges

Liabilities related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. Costs include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, are not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when the Company identifies restructuring charges that fulfill the requirements, it records the charges in its statement of operations.

(o)  Merger and Integration Related Costs

Certain former NETg employees continued employment during a transition period and certain former NETg facilities to be vacated were used as the Company transitioned operations to other locations. These costs were expensed as incurred and included in merger and integration related expenses in the accompanying statements of income.

(p)  Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in recent business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. Excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is recorded as goodwill.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. The Company uses the income approach to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represent established relationships with customers, which provides a ready channel for the sale of additional content and services. Tradenames represent acquired product names that the Company intends to continue to utilize.

(q)  Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $0.6 million, $0.3 million, $0.4 million and $0.4 million for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively.

(r)  Accounting for Share-Based Compensation

Predecessor

The Company had several share-based compensation plans under which employees, officers, directors and consultants may have been granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. Share-based compensation expense reflects the fair value of share-based awards measured at the grant date and recognized over the relevant service period. The Company used the Black-Scholes option pricing model to estimate the fair value of share option grants. The Black-Scholes option pricing model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognized share-based compensation expense on a straight-line basis over the service period of the award, which was generally four years.

All outstanding options under the Predecessor’s plans were cancelled effective on the date of the Acquisition. Any options at that time which were in-the-money were settled in cash or exercised and sold per the terms of the Acquisition.

Successor

On November 16, 2010 the Manager of SSI Luxco II S.A. (“Luxco II”), a Luxembourg entity which is an indirect parent of the Company, adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Options granted under the 2010 Plan become exercisable based on a combination of service, performance and market based vesting conditions.

The fair value of the options with service based vesting conditions are estimated on the date of grant using the Black-Scholes option pricing model. Key assumptions used in estimating the grant date fair value of these options are as follows: interest yield, expected volatility, risk-free interest rate, value of underlying shares, expected term and forfeiture rate. The expected term of the time vesting options are based on the “simplified” methodology, the mathematical mean of the average vesting period and the contractual life of the options, as allowed by the guidance, because with no public market for the Company’s shares, management does not currently have a reasonable basis to estimate post Acquisition exercise patterns. The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data.

The fair value of the Luxco II  shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The Board of Directors felt this most accurately represented fair market value due to the close timing proximity between the transactions. This assertion was supported by a contemporaneous valuation to estimate the fair value of the Company’s ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

The valuation analysis of the ordinary shares of the Company utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, detailed annual projections of future cash flows were prepared over a period of six fiscal years, or the “Projected Financials.” The total value of the cash flow beyond the final fiscal year are estimated by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, an analysis was performed to identify a group of publicly-traded companies that are comparable to the Company or is believed to operate in industries similar to the Company. The Company calculated an implied EBITDA multiple (enterprise value/EBITDA) and an implied Revenue multiple (enterprise value/Revenue) and applied a weighted average of the two for each of the guideline companies and selected the appropriate multiple to apply to the EBITDA and revenue depending on the facts and circumstances. In addition, the Company applied a marketability discount to the implied value of equity. The Company believes that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair value of the options with performance and market based vesting conditions are estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of options with service based vesting and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. The Company also has to assume a time horizon to when the performance conditions of the options.

For the Successor period from May 26, 2010 through January 31, 2011, no stock based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by the Company for any shares of Luxco II acquired under the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

(s)  Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards Codification (ASC) Topic 605-25, Revenue Recognition, 25 Multiple-Element Arrangements. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under FASB ASC Topic 985-605, Software, 605, Revenue Recognition to exclude tangible products containing software components and non-software components that function together to deliver a product's essential functionality. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued updated guidance on business combinations, originally issued in Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (codified in FASB ASC Topic 805, Business Combinations, which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on February 1, 2009 did not have a material impact on the Company’s financial position or results of operations for the year ended January 31, 2010. However the adoption of this statement, resulted in the Company recognizing Acquisition related expense of approximately $15.1 million and $22.6 million in the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively.

(t)  Income Taxes

The Company accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions.

(u)  Acquisition Related Expenses

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to the Acquisition. These costs were expensed as incurred and included in acquisition related expenses in the accompanying statements of operations.

(v) Subsequent Events

The Company has evaluated subsequent events through the date of filing of these financial statements. On February 15, 2011 the Company announced the acquisition of the assets of 50 Lessons Limited, a provider of leadership video content that helps organizations around the world develop their employees by leveraging the power of story-based lessons.

(3)  Acquisitions

Fiscal 2011 Transactions:

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

The Acquisition valued the entire issued and to be issued share capital of SkillSoft at approximately $1.1 billion. Shareholder approval was obtained on May 3, 2010. At the time of the Acquisition, pursuant to the Scheme, the shares of SkillSoft were cancelled in accordance with Irish law or transferred to SSI III. SkillSoft then issued new SkillSoft shares to SSI III in place of those shares cancelled pursuant to the Scheme, and SSI III paid consideration to former SkillSoft shareholders and option holders in consideration for the Acquisition. As a result of the Scheme, SkillSoft became a wholly-owned subsidiary of SSI III. The Acquisition closed on May 26, 2010.

On June 23, 2010, SkillSoft PLC re-registered under the Companies Acts 1963 to 2009 as a private limited company and its corporate name changed from SkillSoft PLC to SkillSoft Limited.

The acquisition of SkillSoft was preliminarily accounted for as a business combination under FASB (ASC Topic) 805, Business Combinations, using the purchase method. Accordingly, the results of SkillSoft have been included in the Company's consolidated financial statements since the date of acquisition.

The cash purchase price of $1.1 billion was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the allocation of the initial purchase price (in thousands):

Description	Amount
Current assets	$125,089
Property and equipment	5,842
Goodwill	561,055
Other intangible assets	656,558
Current liabilities	(141,960)
Deferred revenue	(77,400)
Total purchase price	$1,129,184

The acquisition resulted in allocations of the purchase price to goodwill and identified intangible assets of $561.1 million and $656.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of SkillSoft PLC resulted in the recognition of goodwill primarily because the acquisition is expected to help SkillSoft to reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies. Goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the Acquisition including deferred revenue that was ascribed a fair value of $77.4 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of SkillSoft's deferred revenue by $78.1 million. Approximately $9.8 million of acquired SkillSoft deferred revenue remained unamortized at January 31, 2011.

SUPPLEMENTAL PRO-FORMA INFORMATION

The Company concluded that the Acquisition represents a material business combination. The following unaudited pro forma information presents the consolidated results of operations of the Company and SkillSoft as if the acquisition had occurred as of the beginning of the annual period for each interim period presented with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Year Ended January 31,
	2010	2011
Revenue	$219,255	$220,188
Cost of revenue	29,344	28,643
Cost of revenue – amortization of intangible assets	63,945	63,945
Gross profit	125,966	127,600
Operating expenses:
Research and development	42,778	44,157
Selling and marketing	81,645	90,084
General and administrative	33,023	32,758
Amortization of intangible assets	48,222	48,222
Restructuring	49	-
Acquisition related expenses	37,702	37,702
Total operating expenses	243,419	252,923
Operating loss	(117,453)	(125,323)
Other (expense), net	(943)	(1,234)
Interest income	269	161
Interest expense	(60,544)	(60,380)
Loss before benefit from income taxes from continuing operations	(178,671)	(186,776)
Benefit from income taxes	(12,496)	(2,344)
Net loss	$(166,175)	$(184,432)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred as of February 1, 2010 and 2009.

 (4)  Special Charges

(a)           Merger and Exit Costs Recognized as Liabilities in Purchase Accounting

In connection with the closing of the NETg acquisition on May 14, 2007, the Company’s management effected a merger integration effort to eliminate redundant facilities and employees and reduce the overall cost structure of the acquired business to better align the Company’s operating expenses with existing economic conditions, business requirements and the Company’s operating model.

In connection with the Predecessors’ merger with SkillSoft Corporation (SmartForce Merger), the Company’s management effected a restructuring to eliminate redundant facilities and headcount, reduce the cost structure of the business and better align the Company’s operating expenses with existing economic conditions.

Activity in the Company’s merger and exit costs and long-term liabilities related to the NETg acquisition and the SmartForce Merger, was as follows (in thousands):

	Closedown of Facilities	Other	Total
Merger and exit accrual January 31, 2009	$1,594	$77	$1,671
Payments made during the year	(931)	11	(920)
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	(31)	-	(31)
Adjustment to provision for merger and exit costs in connection with the SmartForce merger	(118)	(88)	(206)
Merger and exit accrual January 31, 2010	$514	$-	$514
Payments made during the year	(253)	-	(253)
Merger and exit accrual May 25, 2010	$261	$-	$261
Payments made during the year	(261)		(261)
Merger and exit accrual January 31, 2011	$-	$-	$-

Other merger accruals primarily include payments under operating equipment leases, content rebranding and legal costs.

(b)           Discontinued Operations

In connection with the NETg acquisition, the Company discontinued four businesses acquired from NETg because the Company believed those product offerings did not represent areas that could grow in a manner consistent with the Company’s operating model or be consistent with the Company’s profit model or strategic initiatives. The businesses that were identified as discontinued operations were Financial Campus, NETg Press, Interact Now and Wave.

NETg Press

On October 26, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to AXZO Press LLC the NETg Press assets. The Company classified the NETg Press business as discontinued operations in the second quarter of fiscal 2008. The Company received a note receivable for the sales price, subject to discounts for pre-payment. The note receivable was valued at $3.5 million at the time of divestiture, reflecting uncertainty relating to the buyer’s ability to repay the note in full in accordance with its terms.

Since the NETg Press operations were acquired through the acquisition of NETg, its carrying value was adjusted to its fair value. When NETg Press was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. At the time of the agreement with AXZO Press, the fair value of these assets and liabilities were adjusted to equal expected proceeds from the sale of the business. This refinement to the fair value estimate was recorded as a purchase accounting adjustment to goodwill and therefore no gain or loss was recorded in the operations for the period ended January 31, 2008.

The continuing cash flows were attributable to payments toward the note receivable and potential inventory reseller revenue cash flows. The Company concluded that continuing involvement with the disposed component does not constitute significant continuing involvement.

In the second quarter of fiscal 2009, the note receivable was paid in full, resulting in a pre-tax gain of $3.4 million, representing amounts received in excess of the carrying value of the note receivable at that time.

Financial Campus

On August 21, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to SmartPros, LTD, the Financial Campus assets. The Company classified the Financial Campus business as discontinued operations in the second quarter of fiscal 2008. The closing of the sale of the Financial Campus assets occurred on August 21, 2007, resulting in nominal cash proceeds and potential earnout payments for three years from the date of the sale based on SmartPros’ gross revenue from the Financial Campus business line. Due to the purchase price being contingent and not fixed or currently determinable, future payments were not considered in calculating the gain on the sale of these assets.

The continuing cash flows are attributable to customer contracts retained by the Company and potential earn out payments for three years from the date of the sale. The Company concluded that these cash flows are not direct cash flows of the disposed component and continuing involvement with the disposed component does not constitute significant continuing involvement.

The Company did not receive any additional cash proceeds from the sale of Financial Campus.

The summarized discontinued operations results for the fiscal year ended January 31, 2009 is as follows (in thousands):

January 31, 2009
Revenue from discontinued operations	$172

Income from discontinued operations before income tax	3,193
Income tax provision	1,281
Income from discontinued operations	$1,912

The income from discontinued operations before income tax for the fiscal year ended January 31, 2009 primarily consists of a $3.4 million gain resulting from proceeds received during the second quarter of fiscal 2009 from the Company’s sale of the assets related to the NETg Press business in October 2007, offset by a $0.2 million loss from discontinued operations.

(c)           Restructuring

On January 19, 2009, the Company committed to a reduction in force with respect to approximately 120 employees in the U.S., Ireland and the United Kingdom. The decision was based on a review of various cost savings initiatives undertaken in connection with the development of the Company’s budget and operating plan for fiscal 2010. The Company recorded a $1.5 million restructuring charge for the fiscal year ended January 31, 2009, which is included in the statement of operations as restructuring. Substantially all of this charge represents the severance cost of terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

Employee Severance and Related Costs
Total restructuring accrual as of January 31, 2009	$1,112
Restructuring provision	49
Payments and write downs made during the year	(1,161)
Total restructuring accrual as of January 31, 2010	$-

The net restructuring charges for the fiscal years ended January 31, 2009 and 2010 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Year Ended January 31,
	2009	2010
Cost of revenues	$138	$-
Research and development	645	-
Selling and marketing	535	49
General and administrative	205	-
Total	$1,523	$49

(5)  Goodwill and Intangible Assets

Intangible assets are as follows (in thousands):

	PREDECESSOR			SUCCESSOR
	January 31, 2010			January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$38,717	$38,590	$127	$247,958	$43,828	$204,130
Customer contracts/ relationships	36,848	32,648	4,200	225,688	21,993	203,695
Non-compete agreement	6,900	6,900	-	-	-	-
Trademarks and trade names	3,625	2,725	900	14,700	1,465	13,235
Backlog	-	-	-	45,100	5,898	39,202
SkillSoft trademark	-	-	-	129,900	-	129,900
	$86,090	$80,863	$5,227	$663,346	$73,184	$590,162

Predecessor

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company amortizes the fair value of customer contracts on an accelerated basis over their estimated useful lives ranging from 12 to 60 months with a weighted average estimated useful life of 51 months. Internally developed software/courseware relates to the Books24x7 platform, GoTrain Corp. content and platform, the SmartForce PLC content, the NETg content and costs incurred subsequent to technological feasibility and prior to general release for the development of SkillSoft Dialogue and SkillView were capitalized. Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes internally developed or purchased software/courseware, including SkillSoft Dialogue and SkillView costs, over their estimated useful lives ranging from 18 to 48 months with a weighted average useful life of 39 months. The non-compete agreement relates to terms stated in the NETg acquisition agreement and has an estimated useful life of 30 months. Trademarks and trade names relate to those acquired under the NETg and TLC acquisitions and have estimated useful lives of 24 months. The weighted average useful life for all finite-lived intangible assets is 43 months.

Successor

Customer relationships represent a source of repeat business for the company. The information contained in such relationships usually includes the preferences of the customer, along with the history of services or products provided to the customer. The Company amortizes the fair value of customer relationships on an accelerated basis over their estimated useful life of 120 months. The software consisted of applications that had been developed internally and have been modified over the years to make them more suitable for particular use. The internally developed software relates to the collaboration platform software, the content software and the learning platform software. Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes internally developed or purchased software/courseware over their estimated useful lives ranging from 36 to 72 months with a weighted average useful life of 48 months. Trademarks and trade names relate to the Books 24X7 tradename acquired in the SkillSoft PLC acquisition and have an estimated useful life of 116 months. The weighted average useful life for all finite-lived intangible assets is 57 months.

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2012	$126,145
2013	101,904
2014	83,939
2015	59,275
2016	29,387
2017	18,862
2018	15,400
2019	12,588
2020	10,261
2021	2,501
Total	$460,262

In connection with the Acquisition, the Company concluded that its “SkillSoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and is free of legal restrictions on term of use and the Company has no plans to discontinue using the SkillSoft name.

The change in goodwill at January 31, 2011 from the amount initially recorded in purchase accounting is as follows:

Acquisition of SkillSoft PLC	561,055
Purchase accounting adjustments	(2,991)
Foreign currency translation adjustment	6,452
Gross carrying amount of goodwill, January 31, 2011	$564,516

The Company has determined that it has one reporting unit for purposes of its annual impairment evaluation. The Company conducted its annual impairment test of goodwill and indefinite-lived trademarks for fiscal 2011 in the fourth quarter. There were no indicators of impairment as of January 31, 2011.

(6)  Income Taxes

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	PREDECESSOR			SUCCESSOR
	January 31, 2009	January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011
Ireland	$8,128	$64,540	$(1,790)	$(105,708)
United States	54,437	28,134	(11,260)	(21,947)
Rest of World	5,271	2,255	2,542	(4,113)
	$67,836	$94,929	$(10,508)	$(131,768)

The provision (benefit) for income taxes consists of the following (in thousands):

	PREDECESSOR			SUCCESSOR
	January 31, 2009	January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011
Current:
Ireland	$-	$393	$25	$218
United States	4,884	8,343	31	2,130
Rest of World	1,323	(1,275)	(91)	683
	$6,207	$7,461	$(35)	$3,031

Deferred:
Ireland	$(5,095)	$7,611	$1,886	$(8,137)
United States	17,816	9,720	(3,719)	(6,337)
Rest of World	31	(1,231)	(26)	(1,235)
	$12,752	$16,100	$(1,859)	$(15,709)
Tax provision (benefit)	$18,959	$23,561	$(1,894)	$(12,678)

Net deferred tax assets (liabilities) consist of the following (in thousands):

	January 31,
	2010	2011
Assets:
Net operating loss carryforwards	$49,682	$67,640
Nondeductible expenses and reserves	1,287	1,784
Tax credits	6,279	7,008
Share-based compensation	6,675	-
Intangibles	17,037	-
Gross Deferred Tax Assets	$80,960	$76,432
Less: Valuation Allowance	(2,931)	(7,555)
Net Deferred Tax Assets	$78,029	$68,877
Liabilities:
Customer Relationships	$-	$(74,783)
Deferred installment gain	-	(65,347)
Other intangibles	-	(3,364)
Deferred Revenue	-	(1,241)
Gross Deferred Tax Liabilities	$-	$(144,735)
Total Net Deferred Tax Assets (Liabilities)	$78,029	$(75,858)

Deferred Taxes

The Company recognizes a net deferred tax asset for the future benefit of tax loss and tax credit carryforwards to the extent that it is “more likely than not” that these assets will be realized. In evaluating the Company’s ability to recover these deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, the existence of cumulative income in the most recent years, changes in the business, the projected reversal of existing deferred tax liabilities, its forecast of future taxable income, and the availability of tax planning strategies. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of pre-tax operating income, the projected reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Based on results of operations for the fiscal years ended January 31, 2009, 2010 and 2011 and with consideration given to anticipated future profit levels, the Company believes that an increased portion of its deferred tax asset related to certain net operating loss (NOL) carryforwards will not be realized. In the fiscal year ended January 31, 2011, the Company recorded an increase to its valuation allowance of $4.6 million, compared to an increase of $2.7 million with respect to U.S. federal tax loss carryforwards, an increase of $1.2 million for certain foreign tax loss carryforwards, and an increase of $0.7 million with respect to U.S. state tax loss carryforwards.

In the fiscal year ended January 31, 2010, the Company recorded, through an increase to income tax expense, approximately $0.9 million of increase to its valuation allowance on U.S. state NOL carryforwards. In the fiscal year ended January 31, 2009, the Company reversed approximately $23.1 million of valuation allowance on Irish NOL carryforwards which will more likely than not be realized in future periods. As a result, in fiscal 2009, the Company recognized the benefits of (i) $40.4 million of net operating loss carryforwards attributed to the Company’s operations in Ireland, resulting in a reduction to the provision for income taxes of $5.1 million and (ii) $149.8 million of acquired Irish net operating loss carryforwards resulting in an $18.0 million reduction to goodwill.

As of January 31, 2011, the Company has recorded net deferred tax liabilities in the amount of $75.9 million, including deferred tax liabilities arising due to the allocation of purchase value to intangible assets having no tax basis. Further liabilities pertain to an installment note receivable which will generate future taxable income in the U.S. of $159.9 million, or $65.3 million on a tax-effected basis. Within the overall liability balance the Company has deferred tax assets related to tax loss carryforwards of $67.6 million, tax-effected. Against these loss carryforwards the Company has recorded a valuation allowance of $7.6 million, which primarily relates to certain U.S. tax loss carryforwards. The Company also has a deferred tax asset for U.S. tax credits of $7.0 million.

As of January 31, 2010, the Company recorded deferred tax assets, net of valuation allowance, in the amount of $78.0 million, comprised of $25.0 million of U.S. NOL carryforwards and $32.7 million of other U.S. related net deferred tax assets, $20.5 million of Irish NOL carryforwards and ($1.7) million of Irish deferred tax liabilities primarily related to intangibles; $0.3 million of tax timing differences in Canada and $1.2 million of NOL carryforwards in other foreign tax filing jurisdictions. The Company’s deferred tax assets at January 31, 2010 did not include $20.5 million of assets generated by the unrealized excess tax benefit attributable to stock options deductions. Such benefits would normally have been recorded to additional paid in capital at the time the losses generate cash benefits. Due to the application of purchase accounting related to the acquisition transaction of May 26, 2010, this previously unrecorded deferred tax asset was recorded at its full value, offset by a reduction to goodwill.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference. At January 31, 2011 the Company has determined that this difference is not material, and that the tax liability, net of available credits, on remittance of the foreign earnings will not be material.

A reconciliation of the Irish statutory rate to the Company’s effective tax rate is as follows:

	PREDECESSOR			SUCCESSOR
	January 31, 2009	January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011
Income tax provision (benefit) at Irish statutory rate	12.5%	12.5%	(12.5)%	(12.5)%
Increase (decrease) in tax resulting from:
U.S. state tax provision, net of U.S. federal benefit	4.1	3.0	(4.6)	(0.6)
Foreign rate differential, primarily U.S.	17.3	6.2	(21.0)	(4.4)
Nondeductible items	0.7	1.5	14.5	6.7
Unrecognized tax benefit	1.0	1.8	2.1	0.8
Research and development credits	-	(0.7)	-	(0.6)
Section 453A interest	-	-	1.3	0.8
Provision to return true-ups	-	(0.3)	0.5	0.1
Other	0.5	(0.2)	0.1	0.1
Change in valuation allowance	(8.1)	1.0	1.6	-
Effective tax rate	28.0%	24.8%	(18.0)%	(9.6)%

The Company recorded a tax benefit in the predecessor short period ended May 25, 2010 of ($1.9) million, and a tax benefit in the successor short period ended January 31, 2011 of ($12.7) million. For the fiscal year ended January 31, 2010, the Company recorded a tax provision of $23.6 million. For the fiscal year ended January 31, 2009, the Company recorded a tax provision of $19.0 million, which included a deferred income tax benefit of $5.1 million associated with the Company’s change in valuation allowance.

As of January 31, 2011, the Company has $263.6 million in net operating loss carryforwards, and $7.0 million of tax credit carryforwards, which are available to reduce future income taxes payments, if any. Approximately $145.0 million of the loss carryforwards are not subject to expiration while the remainder of $118.6 million, if not utilized, will expire at various dates through the year ending January 31, 2031.

As of January 31, 2010, the Company had $295.5 million and $6.3 million in net operating loss and tax credit carryforwards, respectively which are available to reduce future income tax payments, if any. Approximately $170.9 million of these carryforwards are not subject to expiration while the remainder of $124.6 million, if not utilized, will expire at various dates through the year ending January 31, 2025. Tax credit carryforwards of $6.3 million relate to U.S. federal taxes. Included in the consolidated carryforward totals, are $124.5 million of U.S. federal net operating loss carryforwards, $167.2 million of Irish net operating loss carryforwards, and $3.8 million of net operating loss carryforwards in all other foreign tax filing jurisdictions. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards. Included in the $124.5 million of U.S. federal net operating carryforwards are $68.2 million of U.S. NOL carryforwards that relate to the Company’s operations and $56.3 million of NOL carryforwards resulting from excess tax benefits of stock option exercises. The Company will realize the benefit of the stock option losses through increases to shareholders’ equity in the periods in which the losses are utilized to reduce tax payments.

The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code, most recently at May 26, 2010, when the Company was purchased by a private investment group. The incremental Section 382 limitation arising from the most recent change will not have a material impact on the Company’s ability to use its net operating loss and tax credit carryforwards, however, Section 382 limitations in place due to prior ownership changes still apply and will continue to impact that ability. The Company recorded a valuation allowance against its U.S. federal loss carryforwards of $4.5 million and $1.8 million at January 31, 2011 and January 31, 2010, respectively, to reflect expected expirations of the U.S. federal losses due to Section 382 limitations.

The Company had gross unrecognized tax benefits, including related accrued interest and penalties, of $8.7 million and $7.9 million at January 31, 2011 and January 31, 2010, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company anticipates that in the next twelve months the liability for unrecognized tax benefits for certain tax positions could decrease by as much as $0.8 million, net of federal benefit, due to settlement with various tax authorities. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company has $0.9 million, net of federal benefit, accrued for interest and penalties at January 31, 2011. The total amount of interest and penalties recognized, net of federal benefit, in the consolidated statement of income for the fiscal year 2011 was $0.1 million during the predecessor period, and $0.1 million in the successor period. For the fiscal year ended January 31, 2010, $0.2 million, net of federal benefit, of interest and penalties were recognized in the consolidated statement of income.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	Predecessor		Successor
	January 31, 2010	May 25, 2010	January 31, 2011
Unrecognized tax benefits	$4,350	$7,321	$7,845
Increases for tax positions taken during the current period	2,265	275	1,054
Increases for tax positions taken during a prior period	1,106	249	(1,128)
Decrease related to settlements	(272)	-	-
Decreases resulting from the expiration of statute of limitations	(128)	-	-
Unrecognized tax benefits	$7,321	$7,845	$7,771

In the normal course of business, the Company is subject to examination by taxing authorities in major jurisdictions including the United States, Ireland, the United Kingdom, Australia, and Canada. With few exceptions, the Company is no longer subject to income tax examinations for years before 2006 in these major jurisdictions.

(7)  Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2015. Included in the accompanying statements of income is rent expense for leased facilities and equipment of approximately $4.6 million, $4.5 million, $1.4 million and $2.9 million for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively. For operating leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the total related rent expense on a straight-line basis over its life, with a deferred asset or liability reported on the balance sheet for the difference between expense and cash paid.

None of the Company’s operating leases contain contingent rent provisions. The amortization period for all leasehold improvements is the lesser of the estimated useful life of the assets or the related lease term.

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total
Fiscal year ended January 31:
2012	$3,647	$194	$3,841
2013	3,150	45	3,195
2014	1,499	16	1,515
2015	358	-	358
2016	130	-	130
Thereafter	44	-	44
	$8,828	$255	$9,083

(b) Litigation

SEC Investigation

The Company had been the subject of a formal investigation by the United States Securities and Exchange Commission (SEC) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the Restatement Investigation). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The SEC has informed the Company that the Restatement Investigation has been closed without any claim being brought against it.

In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the Option Granting Investigation). These grants were made prior to the September 6, 2002 merger with SmartForce PLC. The SEC has informed the Company that the Option Granting Investigation has been closed without any claim being brought against the Company.

Lawsuits

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is not a party to any other material legal proceedings.

(c) Delinquent Foreign Filings

The Company operates in various foreign countries through subsidiaries organized in those countries. Due to the restatement of the historical SmartForce statutory financial statements, some of the subsidiaries were delayed in filing their audited financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines. The Company does not believe such restrictions, penalties and fines, if any, would have a material impact on the financial statements.

(d) Guarantees

The Company’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s product documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights.

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

(8)  Shareholders’ Equity

(a)           ADS Repurchase Program

Predecessor

On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company’s shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program, which ended on March 23, 2010. As of January 31, 2010, 9,643,037 shares remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program. The Company discontinued this repurchase program in January 2010.

During the fiscal year ended January 31, 2010, the Company repurchased a total of 4,259,648 shares for a total purchase price, including commissions, of $35.1 million. The Company retired 4,841,082 shares during the fiscal year ended January 31, 2010, including 830,802 shares repurchased in the prior fiscal year. As of January 31, 2010, 249,368 of the repurchased shares had not been retired or canceled and were held as treasury shares at cost. The Company subsequently retired these shares on February 4, 2010.

(b)           Share Based Compensation

Predecessor

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

The weighted average grant date fair value of options granted during the fiscal years ended January 31, 2009 and 2010 were $4.97 and $3.56 per share, respectively. There were no options granted during the period ended May 25, 2010. The total intrinsic value of options exercised during the fiscal years ended January 31, 2009 and 2010 and the period from February 1, 2010 through May 26, 2010 was approximately $21.8 million, $1.8 million and $5.0 million, respectively.

The Company used the Black-Scholes option pricing model to determine the weighted average fair value of options. The estimated fair value of employee share options was amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants were as follows:

January 31,
	2009	2010
Risk-free interest rates	1.39 - 2.93%	0.81 - 2.47%
Expected dividend yield	-	-
Volatility factor	39-56%	40-73%
Expected lives	2.34 - 4.0 years	2 - 4.4 years
average	$4.97	$3.56
Weighted average remaining contractual life of options outstanding	3.91 years	3.17 years

The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends. The expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected life of its option grants. The implied volatility is based on exchange traded options of the Company’s share. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is generally 4.4 years, which is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises.

On May 26, 2010, in accordance with the SkillSoft Share Option Plans, all SkillSoft Options became fully vested and exercisable (to the extent they are not already vested and exercisable) in connection with the Acquisition. Options with an exercise price less than $11.25 per share were either cancelled and paid out at the intrinsic value representing the excess of $11.25 per share over the exercise price or exercised and immediately sold to the investment funds sponsored by each of Berkshire Partners LLC, Advent International Corporation and Bain Capital Partners, LLC (collectively, the "Sponsors"). Options with an exercise price greater than $11.25 per share were cancelled. As a result of these actions, the Company recognized incremental share-based compensation of $23.4 million in the period from February 1, 2010 to May 26, 2010 for the accelerated option vesting and the options settled at an amount in excess of previously recognized fair value expense determined using the Black-Scholes option pricing model. The incremental compensation cost and $30.4 million of additional paid-in capital related to expense already recorded for these awards was reclassified as a liability on the Predecessor’s closing balance sheet prior to the Acquisition.

Excess tax benefits (expense) from the exercise of share options, classified as a cash flow from financing activities, were $1.5 million and $(0.1) million in fiscal years ended January 31, 2009 and 2010, respectively.

Successor

On November 16, 2010 the Manager of SSILuxco II S.A. (“Luxco II”), a Luxembourg entity which is an indirect parent of the Company, adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Awards under the 2010 Plan are intended to align the incentives of (i) the executives of Luxco II and its subsidiaries and (ii) its direct and indirect shareholders.

Stock options granted to date are subject to service-based and performance and market based vesting conditions, based on the return received (or deemed received) by the Sponsors on their initial equity investment in the Company and upon the occurrence of certain events, including, a change in control of the Company. Shares of Luxco II acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

Any share based compensation recognized in relation to options granted under the plan will be recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

For the Successor period from May 26, 2010 through January 31, 2011, no stock based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by the Company for any shares of Luxco II acquired from the exercise of options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

No tax benefit was realized during the period as no stock options were exercised.

Share Options

A summary of stock option activity under the 2010 Plan for the period from May 26, 2010 to January 31, 2011 is presented below:

Share Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, May 26, 2010	-	-	-
Granted	598,494	$100.00	9.8
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, January 31, 2011	598,494	100.00	9.8
Exercisable, January 31, 2011	-
Vested and expected to vest, January 31, 2011	598,494	100.00	9.8

SSILUXCO II S.A. 2010 Equity Incentive Plan

Under this plan, participants were granted 598,494 options. Each option entitled the holder to acquire an ordinary share at an aggregate strike price of $100.

Service Based Vesting Options

Grants of options which become exercisable on service consist of 249,393 options that vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of May 26, 2010) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant.

Service based vesting options were valued on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

Assumptions
Expected term (years)	6.25
Expected volatility	58.19%
Risk-free interest rate	1.89%
Dividend yield	0%
Fair value of underlying shares	$100.00

The expected term of the options with service conditions was based upon the “simplified” methodology as allowed by the guidance. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data. The dividend yield is based on judgment and input from the Board of Directors.

The fair value of the Luxco II  shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The Board of Directors felt this most accurately represented fair market value due to the close timing proximity between the transactions. This assertion was supported by a contemporaneous valuation to estimate the fair value of the Company’s ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

The valuation analysis of the ordinary shares of the Company utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, detailed annual projections of future cash flows were prepared over a period of six fiscal years, or the “Projected Financials.” The total value of the cash flow beyond the final fiscal year are estimated by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, an analysis was performed to identify a group of publicly-traded companies that are comparable to the Company or is believed to operate in industries similar to the Company. The Company calculated an implied EBITDA multiple (enterprise value/EBITDA) and an implied Revenue multiple (enterprise value/Revenue) and applied a weighted average of the two for each of the guideline companies and selected the appropriate multiple to apply to the EBITDA and revenue depending on the facts and circumstances. In addition, the Company applied a marketability discount to the implied value of equity. The Company believes that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The weighted average grant date fair value of the options with service conditions granted in the period from May 26, 2010 through January 31, 2011 was $56.04 per share. There is $14.0 million of unrecognized compensation expense associated with these options.

Options with Performance and Market Conditions

The Company also granted 349,101 options that vest based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

Such liquidity events would include, but not be limited to, an initial public offering of the Company, or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more third independent parties. These options expire ten years from the date of grant.

The fair value of the options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these options were as follows:

Assumed time to liquidity event (years)	5
Expected Volatilities	59.71%
Risk-free interest rate	1.49%
Dividend Yield	0%

The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data. The assumed time to liquidity event and dividend yield is based on judgment and input from the Board of Directors.

The weighted average grant date fair values of options with performance and market conditions granted in the period from May 26, 2010 through January 31, 2011 was $37.83 per share. There is $13.2 million of unrecognized expense associated with these options. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the period ending January 31, 2011. In accordance with Topic 718, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

(c)           Share Capital following the Acquisition

As of January 31, 2011, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of January 31, 2011, 534,513,270 ordinary shares were issued and outstanding.

Subject to the Articles of Association of the Company, at a general meeting of the Company, on a show of hands every holder of ordinary shares who (being an individual) is present in person or by proxy or (being a body corporate) is present by proxy or by a representative shall have one vote, and on a poll every holder of ordinary shares who is present in person or by a proxy or (being a body corporate) by proxy or by a representative shall have one vote for every ordinary share of which he is the holder. However, if and for so long as the Company is a single member company, all matters requiring a resolution of the Company in general meeting (except the removal of the auditors of the Company from office) may be validly dealt with by a decision of the sole member.

Subject to the Articles of Association of the Company, sums legally available to be distributed by the Company in or in respect of any financial period may (to the extent so resolved or recommended by the Board of Directors) be distributed amongst the holders of ordinary shares in proportion to the number of ordinary shares held by them.

(9)  Credit Facilities

Predecessor

The Company had an agreement (the Credit Agreement), as amended, with certain lenders (the Lenders) that provided a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the NETg acquisition.

The term loan bore interest at a rate per annum equal to, at the Company’s election, (i) a base rate plus a margin of 2.50% or (ii) adjusted LIBOR plus a margin of 3.50%. The Company was required to maintain certain financial covenants under the credit facility. The Company had been in compliance with these covenants since the inception of the term loan.

In connection with the Credit Agreement, as amended, the Company incurred debt financing costs of $6.2 million which were capitalized and amortized as additional interest expense over the term of the loans using the effective-interest method. The Company paid approximately $11.3 million, $4.7 million and $0.8 million in interest during the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010, respectively. The Company recorded $1.2 million, $1.1 million and $3.1 million of amortized interest expense related to the capitalized debt financing costs during the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010, respectively.

The Company paid $75.6 million, $39.0 million and $84.4 million against the term amount during the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010, respectively.

Successor

SENIOR CREDIT FACILITIES

On May 26, 2010, in connection with the closing of the acquisition, the Company entered into a Senior Credit Facility with certain lenders (the "Lenders") providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of January 31, 2011, there were no amounts outstanding under the revolving credit facility.

Availability of the revolving credit facility is subject to the absence of any default under the Senior Credit Facility, compliance with the financial covenant in certain circumstances and the accuracy in all material respect of certain representations and warranties. The revolving credit facility, including the letter of credit and swingline subfacilities, terminate on May 26, 2015, at which time all outstanding borrowings under the revolving credit facility are due.

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of January 31, 2011, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On December 31, 2010, the Company elected its interest calculation to be based on adjusted LIBOR. The applicable margin percentage for the revolving credit facility is 3.50% per annum for base rate loans and 4.50% per annum for LIBOR rate loans.

 The Company’s Senior Credit Facilities require it to prepay outstanding term loans, subject to certain exceptions, with:

• a percentage initially expected to be 50% (subject to reduction to 25% and 0% based upon the Company’s leverage ratio) of the Company’s annual excess cash flow;

• 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

• 100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under the Company’s Senior Credit Facilities.

The foregoing mandatory prepayments are applied to installments of the term loan facility in direct order of maturity.

The Company may voluntarily repay outstanding loans under its Senior Credit Facilities at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans and, with respect to outstanding term loans, a premium during the first three years following the closing date for voluntary prepayments, repricings or effective repricings of such term loans. The premium for voluntary prepayments, repricings or effective repricings of term loans is 2% in the second year and 1% in the third year, with a customary make-whole premium for prepayments during the first year of the term loan facility. Voluntary prepayments may be applied as directed by the borrower.

The Company’s Senior Credit Facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the initial aggregate principal amount of the term loans made on the closing date, with the balance due at maturity.  The Company’s scheduled quarterly payments are subject to change based on excess cash flow provisions as defined in the Senior Credit Facilities.

The Senior Credit Facilities are guaranteed by, subject to certain exceptions (including an exception for foreign subsidiaries of U.S. subsidiaries), each of the Company’s existing and future material wholly owned subsidiaries and its immediate parent. All obligations under the Company’s Senior Credit Facilities, and the guarantees of those obligations, will be secured by substantially all of the Company’s, its subsidiary guarantors' and it parent's existing and future property and assets and by a pledge of the Company’s capital stock and the capital stock of, subject to certain exceptions, each of its material wholly owned restricted subsidiaries (or up to 65% of the capital stock of material first-tier foreign wholly owned restricted subsidiaries of its U.S. subsidiaries).

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. As of January 31, 2011, the Company was in compliance with this financial covenant.

In addition, the Company’s Senior Credit Facilities include negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets (including pursuant to sale and leaseback transactions); pay dividends and distributions or repurchase its capital stock; make investments, loans or advances; repay certain indebtedness (including the senior notes); engage in certain transactions with affiliates; amend material agreements governing certain indebtedness (including the senior notes); and change its lines of business.

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. As of January 31, 2011, the Company was in compliance with these covenants.

In connection with the Senior Credit Facilities, the Company incurred debt financing costs of $18.6 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans using the effective interest method. During the period from May 26, 2010 through January 31, 2011, the Company paid approximately $12.8 million in interest and recorded $1.9 million of amortized interest expense related to the capitalized debt financing costs.

Future scheduled minimum payments including estimated mandatory prepayments under this credit facility are as follows (in thousands):

Fiscal 2012	$8,487
Fiscal 2013	3,250
Fiscal 2014	3,250
Fiscal 2015	3,250
Fiscal 2016	3,250
Fiscal 2017	3,250
Fiscal 2018	298,638
Total	$323,375

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

The senior notes are unsecured senior obligations of SSI II and SSI Co-Issuer LLC and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Company’s Senior Credit Facilities.

The Company may redeem the senior notes, in whole or in part, at any time on or after on June 1, 2014, at a redemption price equal to 100% of the principal amount of the senior notes plus a premium declining ratably to par plus accrued and unpaid interest (if any). The Company may also redeem any of the senior notes at any time prior to June 1, 2014 at a redemption price of 100% of their principal amount plus a make-whole premium and accrued and unpaid interest (if any).

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of May 26, 2010 and January 31, 2011. This call feature will be marked to market over the period it is active.

If the Company experiences certain kinds of changes of control, it must offer to purchase the senior notes at 101% of their principal amount plus accrued and unpaid interest (if any). If the Company sells certain assets and do not reinvest the net proceeds as specified in the indenture governing the senior notes, it must offer to repurchase the senior notes at 100% of their principal amount plus accrued and unpaid interest (if any).

The indenture governing the senior notes contain covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. As of January 31, 2011, the Company was in compliance with these covenants.

In connection with issuance of the senior notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the period from May 26, 2010 through January 31, 2010, the Company paid approximately $17.7 million in interest and recorded $1.0 million of amortized interest expense related to the capitalized debt financing costs.

On October 8, 2010, the Company filed a Registration Statement on Form S-4 (which became effective on November 22, 2010) for an exchange offer relating to its senior notes. The Company completed its exchange offer on December 29, 2010.

(10)  Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of SkillSoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $1.0 million, $0.9 million, $0.3 million and $0.7 million were made for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, contributions of approximately $1.1 million, $1.0 million, $0.3 million and $0.7 million were made for the fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively.

(11)  Disclosures About Segments of an Enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. The Company views its operations and manages its business as one segment, providing multi-modal, on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses.

Geographical Reporting

The Company attributes revenue to different geographical areas on the basis of the location of the customer.

Revenues by geographic area are as follows (in thousands):

	PREDECESSOR			SUCCESSOR
	January 31, 2009	January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011
Revenue:
United States	$243,967	$237,072	$72,583	$160,378

United Kingdom	44,681	36,918	10,802	23,248
Canada	12,646	12,523	4,789	10,412
Europe, excluding UK	7,056	8,950	2,754	7,348
Australia/New Zealand	14,019	12,959	4,268	10,243
Other (Countries less than 5% individually, by region)	6,125	6,546	2,342	6,188
All Foreign Locations	84,527	77,896	24,955	57,439

Purchase accounting adjustments	-	-	-	(68,144)
Total revenues	$328,494	$314,968	$97,538	$149,673

Long-lived tangible assets at international locations are not significant for each of the periods presented.

(12)  Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2010	2011
Debt financing cost - long term (See Note 9)	$2,148	$23,048
Deferred charge – long term	7,451	-
Other	236	709
Total other assets	$9,835	$23,757

(13)  Accrued Expenses — Current

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2010	2011
Professional fees	$2,921	$4,088
Sales tax payable/VAT payable	4,933	6,587
Accrued royalties	1,810	1,447
Accrued tax	1,082	578
Interest payable	281	7,616
Other accrued liabilities	12,072	11,197
Total accrued expenses	$23,099	$31,513

(14)  Other Long Term Liabilities

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2010	2011
Uncertain tax positions including interest and penalties - long term	$4,152	$3,230
Other	280	214
Total other long-term liabilities	$4,432	$3,444

(15)  Fair Value of Financial Instruments

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of January 31, 2011. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s new Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of January 31, 2011 were as follows:

	Year Ended January 31, 2011
	Carrying Value	Fair Value
Senior notes	$310,000	$349,333

The fair value of the Company’s senior notes is determined by the trading price on January 31, 2011.

Cash and trade receivables are carried at their cost, which approximates fair value because of their short-term nature.

(16)  Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended January 31,
	2010	2011
Computer equipment	$36,103	$6,887
Furniture and fixtures	1,849	155
Leasehold improvements	1,479	85
Construction in process	249	656
	39,680	7,783
Less accumulated depreciation and amortization	(33,392)	(2,806)
	$6,288	$4,977

Depreciation and amortization expense related to property and equipment was $5.3 million, $4.6 million, $1.4 million and $2.6 million for the years fiscal years ended January 31, 2009 and 2010, the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011, respectively. Disposals of fully depreciated property and equipment assets were $0.7 million, $11.6 million for the fiscal years ended January 31, 2009 and 2010, respectively. There were no disposals of fully depreciated property and equipment for the period from February 1, 2010 through May 25, 2010 and the period from May 26, 2010 through January 31, 2011.

(17)  Allowance for Doubtful Accounts (amounts in thousands)

	Balance at Beginning of Period	Net provision added/(credited without utilization)	Write-offs	Balance at End of Period
Predecessor
Year ended January 31, 2009	$446	$25	$(80)	$391
Year ended January 31, 2010	391	85	(107)	369
Period Ended May 25, 2010	369	(27)	(36)	306
Successor
Year ended January 31, 2011	$306	$136	$(144)	$298

Valuation Allowance on Deferred Tax Assets (amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Goodwill	Write Down of Fully Valued Assets	Deductions	Balance at End of Period
Predecessor
Year ended January 31, 2009	$29,357	$489	$(18,029)	$(4,068)	$(7,749)	$-
Year ended January 31, 2010	-	2,931	-	-	-	2,931
Period from February 1, 2010 to May 25, 2010	2,931	134		(269)	-	2,796
Successor
Period from May 25, 2010 to January 31, 2011	2,796	-	7,517	-	-	10,313

(18)  Concentration of Suppliers

The Company relies on a limited number of independent third parties to provide educational content for a majority of the courses based on learning objectives and specific instructional design templates that the Company provides to them. The failure to maintain or expand the current development alliances or enter into new development alliances could adversely affect the Company’s operating results and financial condition.

(19)  Related Party Transactions

The table below presents total fees paid to the Sponsors during the identified periods.

Period from May 26, 2010 through January 31, 2011
Sponsor fees paid	$12,487

Management Agreement

Upon completion of the Acquisition, certain of the Company’s parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to the Company and certain of its parent and subsidiary entities until the tenth anniversary of the consummation of the Acquisition, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. For the period May 26, 2010 through January 31, 2011, the Company recognized approximately $1.0 million of annual management fees in operating expenses in the consolidated statements of operations. After satisfaction of certain Irish regulatory requirements, SkillSoft became a party to the management agreement.

In addition on May 26, 2010, pursuant to the management agreement, entities affiliated with the Sponsors received aggregate transaction fees of approximately $11.5 million in connection with services provided by such entities related to the Acquisition. Of the $11.5 million of transaction fees, $8.8 million was recognized as operating expense in the consolidated statements of operations and $2.7 million was recorded as debt financing costs on the consolidated balance sheet. The debt financing costs were capitalized and the Company amortizes them to interest expense over the term of the loans using the effective interest method (See Note 9).The management agreement provides that entities affiliated with the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their respective affiliates. The management agreement may be terminated, respectively, by the Company and the Sponsors at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the completion of the Acquisition or the then-applicable scheduled date for termination of the management agreement.

(20) Guarantors

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 9. The senior notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Company’s Senior Credit Facilities. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes ("Non-Guarantors"). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities, described in Note 9.

The following condensed consolidating and combined financial statements are presented for the information of the holders of the senior notes and present the Condensed Consolidating and Combining Balance Sheets as of January 31, 2011 and the results of its operations and cash flows for the fiscal years ended January 31, 2009 and 2010, the period from May 26, 2010 through January 31, 2011 and the period from February 1, 2010 through May 25, 2010, which is the issuer of the senior notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

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

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$3	$19,719	$15,477	$-	$35,199
Restricted cash	-	-	59	-	59
Accounts receivable, net	-	127,849	16,816	-	144,665
Intercompany receivables	-	365,302	-	(365,302)	-
Deferred tax assets	-	1,554	90	-	1,644
Prepaid expenses and other current assets	1,460	21,585	2,546	126	25,717
Total current assets	1,463	536,009	34,988	(365,176)	207,284
Property and equipment, net	-	4,972	5	-	4,977
Goodwill	-	538,624	25,892	-	564,516
Intangible assets, net	-	566,413	23,749	-	590,162
Investment in subsidiaries	1,129,184	1,167,489	402	(2,297,075)	-
Investment in, and advances to, nonconsolidated affiliates	-	126	-	(126)	-
Deferred tax assets	-	2,108	183	-	2,291
Other assets	9,091	14,650	16	-	23,757
Total assets	$1,139,738	$2,830,391	$85,235	$(2,662,377)	$1,392,987

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$8,487	$-	$-	$8,487
Accounts payable	-	5,160	29	-	5,189
Accrued expenses	5,806	22,531	3,176	-	31,513
Accrued compensation	9	15,032	1,921	-	16,962
Intercompany payable	331,589	819,593	66,359	(1,217,541)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	5,117	(502)	-	4,615
Deferred revenue	-	174,398	22,405	-	196,803
Total current liabilities	337,404	1,050,318	93,788	(1,217,941)	263,569

Long term debt	308,086	314,887	-	-	622,973
Deferred tax liabilities	-	76,466	(1,288)	-	75,178
Other long term liabilities	-	2,260	1,184	-	3,444
Total long term liabilities	308,086	393,613	(104)	-	701,595
Total shareholders' equity	494,248	1,386,460	(8,449)	(1,444,436)	427,823
Total liabilities and shareholders' equity	$1,139,738	$2,830,391	$85,235	$(2,662,377)	$1,392,987

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$-	$64,214	$12,468	$-	$76,682
Short-term investments	-	3,559	-	-	3,559
Restricted cash	-	2,686	100	-	2,786
Accounts receivable, net	-	125,778	16,050		141,828
Intercompany receivables	-	41,127	3,281	(44,408)	-
Deferred tax assets	-	27,873	1,029	-	28,902
Prepaid expenses and other current assets	-	19,202	2,009	2,236	23,447
Total current assets	-	284,439	34,937	(42,172)	277,204
Property and equipment, net	-	6,275	13	-	6,288
Goodwill	-	99,370	815	138,365	238,550
Intangible assets, net	-	338,670	-	(333,443)	5,227
Investment in subsidiaries	-	37,122	401	(37,523)	-
Investment in, and advances to, nonconsolidated affiliates	-	-	-	-	-
Deferred tax assets	-	41,533	7,594	-	49,127
Other assets	-	3,854	39	5,942	9,835
Total assets	$-	$811,263	$43,799	$(268,831)	$586,231

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long term debt	$-	$865	$-	$-	$865
Accounts payable	-	4,462	57	-	4,519
Accrued expenses	-	19,752	3,347	-	23,099
Accrued compensation	-	16,587	1,700	-	18,287
Intercompany payable	-	186,339	41,127	(227,466)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	-	-	-	-
Deferred revenue	-	179,728	20,641	-	200,369
Total current liabilities	-	407,733	67,272	(227,866)	247,139

Long term debt	-	83,500	-	-	83,500
Deferred tax liabilities	-	-	-	-	-
Other long term liabilities	-	3,859	573	-	4,432
Total long term liabilities	-	87,359	573	-	87,932
Total shareholders' equity	-	316,171	(24,046)	(40,965)	251,160
Total liabilities and shareholders' equity	$-	$811,263	$43,799	$(268,831)	$586,231

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM MAY 26, 2010 TO JANUARY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$141,046	$23,310	$(14,683)	$149,673
Cost of revenue	-	19,537	14,764	(14,683)	19,618
Cost of revenue - amortization of intangible assets	-	43,678	-	-	43,678
Gross profit	-	77,831	8,546	-	86,377
Operating expenses:
Research and development	-	31,146	741	-	31,887
Selling and marketing	-	55,314	6,093	-	61,407
General and administrative	200	21,834	444		22,478
Amortization of intangible assets	-	26,873	2,474	-	29,347
Acquisition related expenses	7,877	14,762	-	-	22,639
Total operating expenses	8,077	149,929	9,752	-	167,758
Operating loss	(8,077)	(72,098)	(1,206)	-	(81,381)
Other income (expense), net	-	(23,569)	7,006	14,944	(1,619)
Interest income	-	26	40	-	66
Interest expense	(32,188)	(16,646)	-	-	(48,834)
Loss before benefit of income taxes	(40,265)	(112,287)	5,840	14,944	(131,768)
Benefit of income taxes	-	(12,475)	(203)	-	(12,678)
Net loss	$(40,265)	$(99,812)	$6,043	$14,944	$(119,090)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
 (UNAUDITED, IN THOUSANDS)

	Issuer		Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue		$-	$92,854	$9,329	$(4,645)	$97,538
Cost of revenue		-	9,166	4,705	(4,645)	9,226
Cost of revenue - amortization of intangible assets		-	822	-	(782)	40
Gross profit		-	82,866	4,624	782	88,272
Operating expenses:
Research and development		-	16,744	387	-	17,131
Selling and marketing		-	36,825	3,553	-	40,378
General and administrative		-	21,513	315	-	21,828
Amortization of intangible assets		-	24,422	-	(23,285)	1,137
Acquisition related expenses		-	15,063	-	-	15,063
Total operating expenses		-	114,567	4,255	(23,285)	95,537
Operating (loss) income		-	(31,701)	369	24,067	(7,265)
Other income (expense), net		-	22,569	54	(22,238)	385
Interest income		-	64	31	-	95
Interest expense			(3,723)	-	-	(3,723)
(Loss) income before benefit of income taxes			(12,791)	454	1,829	(10,508)
Benefit of income taxes		-	(1,866)	(28)	-	(1,894)
Net (loss) income	$		$(10,925)	$482	$1,829	$(8,614)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JANUARY 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$310,062	$30,027	$(25,121)	$314,968
Cost of revenue	-	28,942	25,615	(25,121)	29,436
Cost of revenue - amortization of intangible assets	-	2,534	3	(2,409)	128
Gross profit	-	278,586	4,409	2,409	285,404
Operating expenses:
Research and development	-	42,489	1,275	-	43,764
Selling and marketing	-	85,661	9,933	-	95,594
General and administrative	-	33,625	1,099	-	34,724
Amortization of intangible assets	-	50,696	110	(42,689)	8,117
Restructuring	-	(18)	67	-	49
Acquisition related expenses	-	-	-	-	-
Total operating expenses	-	212,453	12,484	(42,689)	182,248
Operating income (loss)	-	66,133	(8,075)	45,098	103,156
Other income (expense), net	-	29,273	(1,273)	(28,943)	(943)
Interest income	-	228	74	(33)	269
Interest expense		(7,584)	(2)	33	(7,553)
Income (loss) before provision for (benefit) income taxes		88,050	(9,276)	16,155	94,929
Provision for (benefit) income taxes	-	32,011	(272)	(8,178)	23,561
Net income (loss)	$-	$56,039	$(9,004)	$24,333	$71,368

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JANUARY 31, 2009
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$312,469	$37,082	$(21,057)	$328,494
Cost of revenue	-	35,076	21,973	(21,057)	35,992
Cost of revenue - amortization of intangible assets	-	5,076	127	-	5,203
Gross profit	-	272,317	14,982	-	287,299
Operating expenses:
Research and development	-	48,176	1,364	-	49,540
Selling and marketing	-	96,686	11,730	-	108,416
General and administrative	-	35,351	1,423	-	36,774
Amortization of intangible assets	-	11,092	120	-	11,212
Merger and integration related expenses	-	677	84	-	761
Restructuring	-	1,523	-	-	1,523
SEC investigation	-	49	-	-	49
Total operating expenses		193,554	14,721		208,275
Operating income	-	78,763	261	-	79,024
Other income (expense), net	-	1,542	(62)	-	1,480
Interest income	-	1,393	157	-	1,550
Interest expense	-	(14,218)	-	-	(14,218)
Income before provision for income taxes	-	67,480	356	-	67,836
Provision for income taxes	-	18,343	616	-	18,959
Net income (loss) before discontinued operations	$-	$49,137	$(260)	$-	$48,877
Income from discontinued operations	-	1,912	-	-	1,912
Net income (loss)	$-	$51,049	$(260)	$-	$50,789

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM MAY 26, 2010 TO JANUARY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(40,265)	$(99,812)	$6,043	$14,944	$(119,090)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	-	2,596	5	-	2,601
Amortization of intangible assets	-	70,551	2,474	-	73,025
Provision for (recovery) of bad debts	-	62	(84)	-	(22)
Benefit for income taxes - non-cash	-	(13,722)	(300)	-	(14,022)
Non-cash interest expense	1,087	1,924	-	-	3,011
Changes in current assets & liabilities, net of acquisitions
Accounts receivable	-	(82,120)	(6,137)	-	(88,257)
Prepaid expenses and other current assets	-	(6,645)	(1,725)	-	(8,370)
Accounts payable	-	2,289	(59)	-	2,230
Accrued expenses, including long-term	5,815	(3,784)	3,515	-	5,546
Deferred revenue	-	111,072	3, 718	-	114,790
Net cash (used in) provided by operating activities	(33,363)	(17,589)	7,450	14,944	(28,558)
Cash flows from investing activities:
Purchases of property and equipment	-	(2,205)	-	-	(2,205)
Acquisition of SkillSoft, net of cash acquired	-	504,783	(32,850)	(1,546,114)	(1,074,181)
Decrease in restricted cash	-	2,667	32	-	2,699
Net cash provided by (used in) investing activities	-	505,245	(32,818)	(1,546,114)	(1,073,687)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	(1,129,184)	(1,094,709)	1,304	2,222,589	-
Proceeds from payments (on) intercompany loans	331,589	321,628	38,203	(691,420)	-
Proceeds from issuance of ordinary shares	534,513	.	-	-	534,513
Proceeds from issuance of Senior Credit Facilities, net of fees	-	306,398	-	-	306,398
Proceeds from issuance of Senior Notes, net of fees	296,448	-	-	-	296,448
Principal payments on Senior Credit Facilities	-	(1,625)	-	-	(1,625)
Net cash provided by (used in) financing activities	33,366	(468,308)	39,507	1,531,169	1,135,734
Effect of exchange rate changes on cash and cash equivalents	-	371	1,348	1	1,710
Net increase in cash and cash equivalents	3	19,719	15,477	-	35,199
Cash & cash equivalents, at beginning of period	-	-	-	-	-
Cash & cash equivalents, at end of period	$3	$19,719	$15,477	$-	$35,199

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$-	$(10,925)	$482	$1,829	$(8,614)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	-	24,867	292	-	25,159
Depreciation & amortization	-	1,370	4	-	1,374
Amortization of intangible assets	-	25,244	-	(24,067)	1,177
(Recovery) of provision for bad debts	-	(99)	47	-	(52)
Provision for income taxes - non-cash	-	(2,764)	(36)	-	(2,800)
Non-cash interest expense	-	3,219	-	-	3,219
Tax effect related to exercise of non-qualified stock options	-	282	-	-	282
Changes in current assets & liabilities, net of acquisitions
Accounts receivable	-	80,168	6,062	-	86,230
Prepaid expenses and other current assets	-	(2,578)	360	-	(2,218)
Accounts payable	-	(1,588)	29	-	(1,559)
Accrued expenses, including long-term	-	(4,410)	(1,886)	-	(6,296)
Deferred revenue	-	(38,592)	(3,225)	-	(41,817)
Net cash provided by (used in) operating activities		74,194	(2,129)	(22,238)	54,085
Cash flows from investing activities:
Purchases of property and equipment	-	(438)	-	-	(438)
Purchases of investments	-	(2,562)	-	-	(2,562)
Maturity of investments	-	6,122	-	-	6,122
Decrease in restricted cash	-	18	9	-	27
Net cash provided by (used in) investing activities	-	3,140	9	-	3,149
Cash flows from financing activities:
Exercise of share options	-	3,065	-	-	3,065
Proceeds from employee share purchase plan	-	1,666	-	-	1,666
Proceeds from payments (on) intercompany loans	-	(14,134)	(8,104)	22,238	-
Principal payments on long term debt	-	(84,365)	-	-	(84,365)
Tax effect related to exercise of non-qualified stock options	-	(282)	-	-	(282)
Net cash (used in) provided by financing activities	-	(94,050)	(8,104)	22,238	(79,916)
Effect of exchange rate changes on cash and cash equivalents	-	(726)	(589)	-	(1,315)
Net decrease in cash and cash equivalents	-	(17,442)	(6,555)	-	(23,997)
Cash & cash equivalents, at beginning of period	-	64,214	12,468	-	76,682
Cash & cash equivalents, at end of period	$-	$46,772	$5,913	$-	$52,685

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$-	$56,039	$(9,004)	$24,333	$71,368
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	-	6,176	124	-	6,300
Depreciation & amortization	-	4,554	10	-	4,564
Amortization of intangible assets	-	53,230	113	(45,098)	8,245
Recovery of bad debts	-	(67)	31	-	(36)
Provision for income taxes - non-cash	-	17,283	(282)	-	17,001
Non-cash interest expense	-	1,104	-	-	1,104
Tax effect related to exercise of non-qualified stock options	-	92	-	-	92
Changes in current assets & liabilities, net of acquisitions
Accounts receivable	-	10,551	(1,315)	-	9,236
Prepaid expenses and other current assets	-	5,812	(113)	(8,178)	(2,479)
Accounts payable	-	(1,102)	(59)	-	(1,161)
Accrued expenses, including long-term	-	4,684	275	-	4,959
Deferred revenue	-	(7,094)	(752)	-	(7,846)
Net cash (used in) provided by operating activities	-	151,262	(10,972)	(28,943)	111,347
Cash flows from investing activities:
Purchases of property and equipment	-	(3,184)	(11)	-	(3,195)
Purchases of investments	-	(9,272)	-	-	(9,272)
Maturity of investments	-	6,812	-	-	6,812
Decrease in restricted cash	-	-	1,004	-	1,004
Net cash provided by (used in) investing activities	-	(5,644)	993	-	(4,651)
Cash flows from financing activities:
Exercise of share options	-	2,392	-	-	2,392
Proceeds from employee share purchase plan	-	2,192	-	-	2,192
Proceeds from intercompany investment in subsidiaries		(37,594)	4,561	33,033
Proceeds from payments (on) intercompany loans	-	(8,585)	12,675	(4,090)	-
Principal payments on long term debt	-	(39,019)	-	-	(39,019)
Acquisition of treasury stock	-	(35,148)	-	-	(35,148)
Tax effect related to exercise of non-qualified stock options	-	(92)	-	-	(92)
Net cash provided by (used in) financing activities	-	(115,854)	17,236	28,943	(69,675)
Effect of exchange rate changes on cash and cash equivalents	-	346	1,462	-	1,808
Net increase in cash and cash equivalents	-	30,110	8,719	-	38,829
Cash & cash equivalents, at beginning of period	-	34,104	3,749	-	37,853
Cash & cash equivalents, at end of period	$-	$64,214	$12,468	$-	$76,682

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 31, 2009
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$-	$51,049	$(260)	$-	$50,789
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	-	6,132	-	-	6,132
Depreciation & amortization	-	5,251	26	-	5,277
Amortization of intangible assets	-	16,168	247	-	16,415
Recovery of bad debts	-	(80)	(50)	-	(130)
Provision for income taxes - non-cash	-	14,678	424	-	15,102
Gain on sale of discontinued operations	-	(3,386)	-	-	(3,386)
Non-cash interest expense	-	1,197	-	-	1,197
Tax effect related to exercise of non-qualified stock options	-	(1,494)	-	-	(1,494)
Changes in current assets & liabilities, net of acquisitions
Accounts receivable	-	12,368	4,638	-	17,006
Prepaid expenses and other current assets	-	7,268	824	402	8,494
Accounts payable	-	3,674	(228)	-	3,446
Accrued expenses, including long-term	-	(11,972)	(1,897)	(402)	(14,271)
Deferred revenue	-	(3,247)	(3,643)	-	(6,890)
Net cash (used in) provided by operating activities	-	97,606	81	-	97,687
Cash flows from investing activities:
Purchases of property and equipment	-	(5,745)	(3)	-	(5,748)
Cash paid for business acquisitions		(250)			(250)
Purchases of investments	-	(19,645)	-	-	(19,645)
Maturity of investments	-	32,137	-	-	32,137
Cash received from sale of discontinued operations		6,903	-	-	6,903
Decrease in restricted cash	-	88	85	-	173
Net cash provided by (used in) investing activities	-	13,488	82	-	13,570
Cash flows from financing activities:
Exercise of share options	-	16,455	-	-	16,455
Proceeds from employee share purchase plan	-	3,063	-	-	3,063
Proceeds from payments (on) intercompany loans	-	3,405	(3,405)	-	-
Principal payments on long term debt	-	(75,616)	-	-	(75,616)
Acquisition of treasury stock	-	(91,860)	-	-	(91,860)
Tax effect related to exercise of non-qualified stock options	-	1,494	-	-	1,494
Net cash provided by (used in) financing activities	-	(143,059)	(3,405)	-	146,464
Effect of exchange rate changes on cash and cash equivalents	-	(1,866)	(1,133)	-	(2,999)
Net increase in cash and cash equivalents	-	(33,831)	(4,375)	-	(38,206)
Cash & cash equivalents, at beginning of period	-	67,935	8,124	-	76,059
Cash & cash equivalents, at end of period	$-	$34,104	$3,749	$-	$37,853

(21)  Quarterly Statement of Operations Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2011 and 2010 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of the Company

	Predecessor		Successor
	Q1 2011	May 1, to May 25, 2010	May 26, to July 31, 2010	Q3 2011	Q4 2011
Revenues	$76,918	$20,620	$34,056	$52,544	$63,073
Gross Profit	69,803	18,469	17,139	29,522	39,716
Net income (loss)	$12,603	$(21,217)	$(52,970)	$(35,288)	$(30,832)

	Predecessor
	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$76,439	$78,926	$80,402	$79,201
Gross Profit	68,934	71,370	73,525	71,575
Net income	$18,779	$17,171	$19,630	$15,788

EXHIBIT INDEX

Exhibit No.	Title
2.1
Transaction Agreement, dated February 12, 2010, between SkillSoft PLC and SSI Investments III Limited (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010 (File No. 000-25674)).

3.1
Certificate of Incorporation of SSI Investments II Limited (incorporated by reference to Exhibit 3.1 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

3.2
Memorandum and Articles of Association of SSI Investments II Limited (incorporated by reference to Exhibit 3.2 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

4.1
Form of 11.125% Senior Note due 2018 (incorporated by reference to Exhibit 4.1 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

4.2
Indenture, dated as of May 26, 2010, by and among SSI Investments II Limited and SSI Co-Issuer LLC, as issuers, the guarantors named therein, as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.2 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

4.3
First Supplemental Indenture, dated as of June 25, 2010, by and among SSI Investments II Limited and SSI Co-Issuer LLC, as issuers, the guarantors named therein, as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.3 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.1
Amended and Restated Credit Agreement, dated as of May 26, 2010, by and among SSI Investments I Limited, as Holdings, SSI Investments II Limited, as Initial Borrower, the lenders party thereto, as lenders, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint lead arrangers and joint book-runners (incorporated by reference to Exhibit 10.1 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.2
Guarantee and Collateral Agreement, dated as of February 11, 2010, by and among SSILuxco II S.à r.l., as guarantor, SSI Investments I Limited, SSI Investments II Limited, SSI Investments III Limited, and the subsidiaries of SSI Investments III Limited party thereto, as guarantors and grantors, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.3
First Amendment to Guarantee and Collateral Agreement, dated as of May 26, 2010, by and between SSI Investments I Limited, SSI Investments II Limited, and SSI Investments III Limited, as grantors, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.4
Assumption Agreement, dated as of May 26, 2010, by and between Books 24x7.com, Inc., SkillSoft Corporation, SkillSoft Canada, Ltd., SkillSoft Finance Limited, SkillSoft U.K. Limited, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.4 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.5
Novation and Assumption Agreement, dated as of June 25, 2010, by and between SSI Investments II Limited, SkillSoft Limited, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.6
Novation and Assumption Agreement, dated as of June 25, 2010, by and between SkillSoft Limited, SkillSoft Corporation, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.7
Assumption Agreement, dated as of June 25, 2010, by and between SkillSoft Limited, SkillSoft Ireland Limited, CBT (Technology) Limited, Stargazer Productions, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.7 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

Exhibit No.	Title
10.8
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

10.9
Employment Agreement dated June 10, 2002 between SkillSoft Limited (f/k/a SkillSoft PLC) and Charles E. Moran, as amended December 23, 2008 (Incorporated by reference to Exhibit 10.11 to SkillSoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.10
Employment Agreement dated as of June 10, 2002 between SkillSoft Limited (f/k/a SkillSoft PLC) and Jerald A. Nine, Jr., as amended December 23, 2008. (Incorporated by reference to Exhibit 10.12 to SkillSoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.11
Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend, as amended December 29, 2008. (Incorporated by reference to Exhibit 10.14 to SkillSoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.12
Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald, as amended December 23, 2008. (Incorporated by reference to Exhibit 10.15 to SkillSoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.13
Employment Agreement dated effective September 6, 2002 between SkillSoft Limited (f/k/a SkillSoft PLC) and Colm Darcy, as amended December 23, 2008. (Incorporated by reference to Exhibit 10.16 to SkillSoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

21.1†	List of Significant Subsidiaries.
31.1†	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1†
Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a- 14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a- 14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

†	Filed herewith.