Form 10-Q
period 2011-04-30
SSI Investments II Ltd
filed 2011-06-13
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011
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
Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
FOR THE QUARTER ENDED APRIL 30, 2011

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	April 30, 2011	January 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,403	$35,199
Restricted cash	64	59
Accounts receivable, net	80,162	144,665
Deferred tax assets	1,673	1,644
Prepaid expenses and other current assets	26,205	25,717
Total current assets	178,507	207,284
Property and equipment, net	5,597	4,977
Goodwill	571,494	564,516
Intangible assets, net	563,504	590,162
Deferred tax assets	3,107	2,291
Other assets	22,697	23,757
Total assets	$1,344,906	$1,392,987
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$9,334	$8,487
Accounts payable	4,534	5,189
Accrued compensation	7,535	16,962
Accrued expenses	36,051	31,513
Deferred tax liabilities	7,504	4,615
Deferred revenue	175,612	196,803
Total current liabilities	240,570	263,569

Long term debt	617,565	622,973
Deferred tax liabilities	69,073	75,178
Other long term liabilities	3,804	3,444
Total long term liabilities	690,442	701,595
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $1.00 par value:1,000,000,000 shares authorized; 534,513,270 shares issued at April 30, 2011 and January 31, 2011	534,513	534,513
Additional paid-in capital	325	-
Accumulated deficit	(141,521)	(119,090)
Accumulated other comprehensive income	20,577	12,400
Total shareholders’ equity	413,894	427,823
Total liabilities and shareholders’ equity	$1,344,906	$1,392,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS)

	Successor	Predecessor
	Three Months Ended April 30,
	2011	2010
Revenue	$76,395	$76,918
Cost of revenue	7,285	7,083
Cost of revenue – amortization of intangible assets	15,986	32
Gross profit	53,124	69,803
Operating expenses:
Research and development	12,954	9,669
Selling and marketing	27,132	24,804
General and administrative	8,068	8,493
Amortization of intangible assets	15,669	896
Acquisition related expenses	308	5,322
Total operating expenses	64,131	49,184
Operating (loss) income	(11,007)	20,619
Other (expense) income, net	(1,335)	111
Interest income	30	82
Interest expense	(14,914)	(2,370)
(Loss) income before (benefit) provision for income taxes	(27,226)	18,442
(Benefit) provision for income taxes	(4,795)	5,839
Net (loss) income	$(22,431)	$12,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Successor	Predecessor
	Three Months Ended April 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(22,431)	$12,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation	-	1,442
Depreciation and amortization	993	1,070
Amortization of intangible assets	31,655	928
(Provision for) recovery of bad debts	(43)	109
(Benefit) provision for income taxes - non-cash	(6,187)	3,709
Non-cash interest expense	1,105	1,822
Tax effect related to exercise of non-qualified stock options	-	(323)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	67,595	73,768
Prepaid expenses and other current assets	72	307
Accounts payable	(1,489)	(1,424)
Accrued expenses, including long-term	(3,028)	(16,671)
Deferred revenue	(24,891)	(27,399)
Net cash provided by operating activities	43,351	49,941
Cash flows from investing activities:
Purchases of property and equipment	(907)	(230)
Purchases of investments	-	(2,553)
Maturities of investments	-	1,850
Acquisition of 50 Lessons	(3,820)	-
(Increase) decrease in restricted cash, net	(5)	19
Net cash used in investing activities	(4,732)	(914)
Cash flows from financing activities:
Exercise of stock options	-	2,990
Capital contribution	325	-
Proceeds from employee stock purchase plan	-	1,666
Principal payments on Senior Credit Facilities	(4,605)	(45,101)
Tax effect related to exercise of non-qualified stock options	-	323
Net cash used in financing activities	(4,280)	(40,122)
Effect of exchange rate changes on cash and cash equivalents	865	(130)
Net increase in cash and cash equivalents	35,204	8,775
Cash and cash equivalents, beginning of period	35,199	76,682
Cash and cash equivalents, end of period	$70,403	$85,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY

On May 26, 2010, SSI Investments III Limited (““SSI III”“), a wholly owned subsidiary of SSI Investments Limited II (“SSI II”), completed its acquisition of SkillSoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the “Predecessor”) to SkillSoft Limited (“SkillSoft” or the “Successor”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms “the Company”, “we”, “us”, “our” and other similar terms refer to (a) prior to the Acquisition, the Predecessor and its subsidiaries and (b) from and after the Acquisition, SSI II and its subsidiaries, including SkillSoft.

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2011 and the results of its operations and cash flows for three month periods ended April 30, 2011 and April 30, 2010. The results from February 1, 2011 to April 30, 2011 represent the Successor period, and the results prior to May 26, 2010 represent the Predecessor period. The Predecessor period does not include financial information of SSI II because prior to May 26, 2010, SSI II did not conduct operations or have any material assets. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC on April 14, 2011. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2011 and January 31, 2011, the Company did not have any cash equivalents or available for sale investments.

At April 30, 2011 and January 31, 2011, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

For arrangements subject to ASC 985-605 Software – Revenue Recognition, the Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement.

Arrangements which include extranet hosting/ASP services are generally accounted for under Staff Accounting Bulletin No. 104. Revenue from these arrangements is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded as revenue over the contract period.

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

The Company typically recognizes revenue from resellers over the commitment period when both the sale to the end user has occurred and the collectability of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that payment has been received or collectability is probable.

The Company provides professional services, including instructor led training, customized content development, website development/hosting and implementation services.

During the first quarter of fiscal 2012, for multiple element arrangements which are not accounted for under ASC 985-605 Software – Revenue Recognition, normally due to the inclusion of extranet hosting/ASP services, the Company prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, (ASU No. 2009-13) was ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements.

ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or the Company's best estimated selling price (BESP) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's estimated fair value.

For transactions entered into subsequent to the adoption of ASU No. 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognition for the software license and extranet hosting services (as a bundled unit) to the amount that is not contingent on the future delivery of products or services or future performance obligation. That amount is then recognized on a straight-line basis over the contractual term. Professional services in the arrangement, include instructor led training, customized content development, website development/hosting and implementation services. If the Company determines that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise the Company typically recognizes professional service revenue as the services are performed. The Company does not have VSOE for its professional service offerings. Therefore, fair value for these elements is based on TPE, which is determined based on competitor prices for similar elements when sold separately, or the BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.

The adoption of ASU 2009-13 did not significantly impact the Company’s financial statements.

Multiple contracts with a single customer or amendments to existing contracts with the same customer are evaluated as to whether they should be recognized as separate accounting arrangements from other contracts with the customer, based on an evaluation of several factors including, but not limited to the timing of when contracts were negotiated and executed, whether the software is interdependent in terms of design, technology or function and whether payment terms coincide. If contracts are considered linked for accounting purposes and accounted for as one arrangement, fees are recognized over the longest service periods. If contracts are considered separable, fees in each arrangement are recognized over their respective service period.

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the three months ended April 30, 2011 and April 30, 2010.

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

The Company’s contracts often include an uptime guarantee for solutions hosted on the Company's servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any nonperformance event prior to issuance of any credit. Furthermore, the Company’s contracts contain standard warranty and indemnification coverage to its customers. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and, should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

5. SHAREHOLDERS’ EQUITY

(a)           Share-based Compensation

 Predecessor

The Company had two share-based compensation plans under which employees, officers, directors and consultants may have been granted options to purchase the Company's ordinary shares, generally at the market price on the date of grant. The options became exercisable over various periods, typically four years (and typically one or three years in the case of directors), and had a maximum term of ten years.

No options were granted during the three month period ended April 30, 2010.

Excess tax benefits (expense) from the exercise of share options, classified as a cash flow from financing activities, were $0.3 million for the three month period ended April 30, 2010.

Share-based compensation included in cost of revenue and operating expenses for the three months ended April 30, 2010 was as follows (in thousands):

Three Months Ended April 30, 2010
Cost of revenue	$13
Research and development	201
Selling and marketing	523
General and administrative	705

Successor

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

Stock options granted to date are subject to service-based and performance- and market-based vesting conditions, based on the return received (or deemed received) by the Sponsors on their initial equity investment in the Company and upon the occurrence of certain events, including, a change in control of the Company. Shares of Luxco II acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

Any share-based compensation recognized in relation to options granted under the plan will be recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

No tax benefit was realized during the three months ended April 30, 2011 as no stock options were exercised.

During the three months ended April 30, 2011, 32,432 options were granted under the 2010 Plan. Each option entitled the holder to acquire an ordinary share at an aggregate strike price of $100.

Service-Based Vesting Options

Grants of options which become exercisable on service consist of 13,514 options that vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of May 26, 2010) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant.

Service-based vesting options were valued on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

Assumptions
Expected term (years)	6.11
Expected Volatility	56.93%
Risk-free interest rate	2.55%
Dividend Yield	0%
Fair Value of Underlying Shares	$100.00

The expected term of the options with service conditions was based upon the “simplified” methodology as allowed by the guidance. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company reviews the historical and implied volatility of publicly-traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The dividend yield is based on judgment and input from the Board of Directors.

The fair value of the Luxco II shares determined for the valuation of share-based payment awards for the period from February 1, 2011 through April 30, 2011 was based on the purchase price paid for the Company in the Acquisition. The Board of Directors felt this most accurately represented fair market value due to the transaction occurring within a year of the Acquisition.

This assertion was supported by a recent valuation to estimate the fair value of the Company’s ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

The valuation analysis of the ordinary shares of the Company utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, detailed annual projections of future cash flows were prepared over a period of six fiscal years, or the “Projected Financials.” The total value of the cash flow beyond the final fiscal year is estimated by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, an analysis was performed to identify a group of publicly-traded companies that are comparable to the Company or are believed to operate in industries similar to the Company. The Company calculated an implied EBITDA multiple (enterprise value/EBITDA) and an implied Revenue multiple (enterprise value/Revenue) and applied a weighted-average of the two for each of the guideline companies and selected the appropriate multiple to apply to the EBITDA and revenue depending on the facts and circumstances. In addition, the Company applied a marketability discount to the implied value of equity. The Company believes that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The weighted-average grant date fair value of the options with service conditions granted in the period from February 1, 2011 through April 30, 2011 was $55.55 per share.

For the three months ended April 30, 2011, no stock based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by the Company for any shares of Luxco II acquired from the exercise of options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

There is $14.7 million of unrecognized compensation expense associated with service based options.

Options with Performance and Market Conditions

The Company also granted 18,918 options that vest based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

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

The fair value of the options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these options were as follows:

Assumptions
Assumed time to liquidity event (years)	5
Expected Volatilities	58.52%
Risk-free interest rate	1.21%
Dividend Yield	0%
Fair Value of Underlying Shares	$100.00

The Company reviews the historical and implied volatility of publicly-traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data. The assumed time to liquidity event and dividend yield is based on judgment and input from the Board of Directors.

The weighted-average grant date fair values of options with performance and market conditions granted in the three months ended April 30, 2011 was $34.11 per share. There is $13.9 million of unrecognized expense associated with market- and performance-based options. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the three month period ending April 30, 2011. In accordance with Topic 718, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

(b)           Share Capital following the Acquisition

As of April 30, 2011, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of April 30, 2011 and January 31, 2011, 534,513,270 ordinary shares were issued and outstanding.

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

6. ACQUISITIONS

(a) SkillSoft PLC

On March 31, 2010, SkillSoft and SSI III, a wholly owned subsidiary of SSII, announced an agreement on the terms of the proposed revised recommended acquisition of SkillSoft by SSI III for cash at the price of $11.25 per SkillSoft share (the “Acquisition”) to be implemented by means of a scheme of arrangement under Irish law (the “Scheme”). SkillSoft and SSI III had previously announced on February 12, 2010 that they had reached agreement on the terms of a recommended acquisition of SkillSoft by SSI III for cash at a price of $10.80 per SkillSoft share. The price was increased to $11.25 in the March 31, 2010 agreement.

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

The Company assumed certain liabilities in the Acquisition including deferred revenue that was ascribed a fair value of $77.4 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of SkillSoft's deferred revenue by $78.1 million. Approximately $4.6 million of acquired SkillSoft deferred revenue remained unamortized at April 30, 2011.

SUPPLEMETAL PRO-FORMA INFORMATION

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

THREE MONTHS ENDED
APRIL 30, 2010
Revenue	$44,670
Cost of revenue	7,070
Cost of revenue – amortization of intangible assets	15,986
Gross profit	21,614
Operating expenses:
Research and development	9,468
Selling and marketing	20,308
General and administrative	7,952
Amortization of intangible assets	12,056
Acquisition related expenses	5,322
Total operating expenses	55,106
Operating loss	(33,492)
Other (expense), net	111
Interest income	82
Interest expense	(14,953)
Loss before benefit from income taxes	(48,252)
Benefit from income taxes	(2,508)
Net loss	$(45,744)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred as of February 1, 2010.

(b) 50 Lessons Limited

On February 15, 2011, the Company acquired certain assets of 50 Lessons Limited (“50 Lessons”), a provider of leadership video content that helps organizations around the world develop their employees by leveraging the power of story-based lessons, for approximately $3.8 million in cash plus liabilities assumed of $0.2 million.

The acquisition of 50 Lessons was preliminarily accounted for as a business combination under FASB (ASC Topic) 805, Business Combinations, using the purchase method. Accordingly, the results of 50 Lessons have been included in the Company's consolidated financial statements since the date of acquisition and were immaterial to the Company's condensed consolidated financial statements.

The acquisition resulted in a preliminary allocation of the purchase price to goodwill and identified tangible and intangible assets. Intangible assets consist of internally developed software, comprised of learning content, customer contracts and relationships and the 50 Lessons tradename. Values and useful lives assigned to intangible assets will be based on estimated value and use of these assets of a market participant. The Company has concluded that the acquisition of 50 Lessons does not represent a material business combination and therefore no pro forma financial information has been provided herein.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of 50 Lessons resulted in the recognition of goodwill primarily because the acquisition allowed the Company to quickly acquire and integrate a library of video courses that complimented the Company’s current product offerings. Goodwill is expected to be deductible for tax purposes.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	April 30, 2011			January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$249,038	$59,914	$189,124	$247,958	$43,828	$204,130
Customer contracts/ relationships	230,031	31,083	198,948	225,688	21,993	203,695
Trademarks and trade names	14,780	1,968	12,812	14,700	1,465	13,235
Backlog	45,100	12,380	32,720	45,100	5,898	39,202
SkillSoft trademark	129,900	-	129,900	129,900	-	129,900
	$668,849	$105,345	$563,504	$663,346	$73,184	$590,162

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2012	$95,279
2013	102,805
2014	84,797
2015	60,025
2016	30,049
2017	19,201
2018	15,666
2019	12,803
2020	10,435
2021	2,544
Total	$433,604

In connection with the Acquisition, the Company concluded that its “SkillSoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the SkillSoft name.

The Company will be conducting its annual impairment test of goodwill for fiscal 2012 in the fourth quarter. There were no indicators of impairment in the first quarter of fiscal 2012.

8. COMPREHENSIVE INCOME

Comprehensive income for the three months ended April 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended April 30,
	2011	2010
Comprehensive income:
Net (loss) income	$(22,431)	$12,603
Other comprehensive income (loss) — Foreign currency adjustment, net of tax	8,177	(10)
Unrealized losses on available-for-sale securities	-	(1)
Comprehensive (loss) income	$(14,254)	$12,592

9. INCOME TAXES

For the three months ended April 30, 2011, the Company recorded an income tax benefit of $4.8 million. The Company's effective tax rate for the period was 17.6%. The tax benefit consists of a cash tax provision of $1.4 million and a non-cash tax benefit of $6.2 million. Included in the non-cash tax benefit is $4.0 million of benefit related to reversals of net US deferred tax liabilities, $1.1 million of benefit related to reversals of Irish timing differences, $0.4 million of benefit related to uncertain tax return positions, and $0.7 million of reversals of other foreign temporary items.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $7.9 million at April 30, 2011, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2011, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.

The Company has significant net operating loss (NOL) carryforwards, some of which are subject to potential limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

The Company is organized as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed in accordance with the laws of the jurisdiction in which it operates.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as Ireland, the United States, the United Kingdom, Germany, Australia and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S based income tax examinations for years before fiscal 2008.

10. COMMITMENTS AND CONTINGENCIES

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

The Company's software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company's product documentation under normal use and circumstances. The Company's arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party's intellectual property rights.

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

11. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Three Months Ended April 30,
	2011	2010
Revenue:
United States	$58,897	$57,090
United Kingdom	7,897	8,599
Canada	4,231	3,814
Europe, excluding United Kingdom	4,193	2,145
Australia/New Zealand	4,460	3,357
Other	2,032	1,913
Purchase accounting adjustments	(5,315)	-
Total revenue	$76,395	$76,918

Long-lived tangible assets at international locations are not significant.

12. ACCRUED EXPENSES

Accrued expenses in the accompanying combined balance sheets consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Professional fees	$3,372	$4,088
Sales tax payable/VAT payable	2,858	6,587
Accrued royalties	2,724	1,447
Accrued tax	1,896	578
Interest payable	16,168	7,616
Other accrued liabilities	9,033	11,197
Total accrued expenses	$36,051	$31,513

13. OTHER ASSETS

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	April 30, 2011	January 31, 2011
Debt financing cost – long term (See Note 15)	$21,999	$23,048
Other	698	709
Total other assets	$22,697	$23,757

14. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	April 30, 2011	January 31, 2011
Uncertain tax positions; including interest and penalties – long term	3,562	3,230
Other	242	214
Total other long-term liabilities	$3,804	$3,444

15. CREDIT FACILITIES AND DEBT

Predecessor

The Company had a credit agreement, with Credit Suisse and certain lenders that provided a $225 million senior secured credit facility (the “Previous Credit Facilities”) comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the NETg acquisition.

The term loan bore interest at a rate per annum equal to, at the Company’s election, (i) a base rate plus a margin of 2.50% or (ii) adjusted LIBOR plus a margin of 3.50%. The Company was required to maintain certain financial covenants under the credit facility. The Company had been in compliance with these covenants since the inception of the term loan.

In connection with the Previous Credit Facilities, the Company incurred debt financing costs of $6.2 million which were capitalized and amortized as additional interest expense over the term of the loans using the effective-interest method. During the three months ended April 30, 2010, the Company paid approximately $0.5 million in interest and recorded $1.9 million of amortized interest expense related to the capitalized debt financing costs.

During the three months ended April 30, 2010, the Company paid $45.1 million against the term loan amount. As a result, the balance outstanding under the term loan was $39.3 million at April 30, 2010, with a weighted-average interest rate for the three month period ended April 30, 2010 of 3.76%. In conjunction with the Acquisition, the Company fully repaid and terminated the Previous Credit Facilities.

Successor

SENIOR CREDIT FACILITIES

On May 26, 2010, in connection with the closing of the Acquisition, the Company entered into a senior credit facility (the Senior Credit Facilities”) with certain lenders providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of April 30, 2011, there were no amounts outstanding under the revolving credit facility.

Availability of the revolving credit facility is subject to the absence of any default under the Senior Credit Facilities, compliance with the financial covenant in certain circumstances and the accuracy in all material respect of certain representations and warranties. The revolving credit facility, including the letter of credit and swingline subfacilities, terminates on May 26, 2015, at which time all outstanding borrowings under the revolving credit facility are due. The applicable margin percentage for the revolving credit facility is 3.50% per annum for base rate loans and 4.50% per annum for LIBOR rate loans.

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of April 30, 2011, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On March 31, 2011, the Company elected its interest calculation to be based on adjusted LIBOR.

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

The Company may voluntarily repay outstanding loans under its Senior Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans and, with respect to outstanding term loans, a premium during the first three years following the closing date for voluntary prepayments, repricings or effective repricings of such term loans. The premium for voluntary prepayments, repricings or effective repricings of term loans is 2% in the second year and 1% in the third year, with a customary make-whole premium for prepayments during the first year of the term loan facility. Voluntary prepayments may be applied as directed by the borrower.

The Company’s Senior Credit Facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the initial aggregate principal amount of the term loans made on the closing date, with the balance due at maturity. The Company’s scheduled quarterly payments are subject to change based on excess cash flow provisions as defined in the Senior Credit Facilities.

The Senior Credit Facilities are guaranteed by, subject to certain exceptions (including an exception for foreign subsidiaries of U.S. subsidiaries), each of the Company’s existing and future material wholly owned subsidiaries and its immediate parent. All obligations under the Company’s Senior Credit Facilities, and the guarantees of those obligations, will be secured by substantially all of the Company’s, its subsidiary guarantors' and its parent's existing and future property and assets and by a pledge of the Company’s capital stock and the capital stock of, subject to certain exceptions, each of its material wholly owned restricted subsidiaries (or up to 65% of the capital stock of material first-tier foreign wholly owned restricted subsidiaries of its U.S. subsidiaries).

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At April 30, 2011, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At April 30, 2011, the Company was in compliance with these covenants.

In connection with the Senior Credit Facilities, the Company incurred debt financing costs of $18.6 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the three months ended April 30, 2011, the Company paid approximately $5.3 million in interest and recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs.

Future scheduled minimum payments including estimated mandatory prepayments under the Senior Credit Facilities are as follows (in thousands):

Fiscal 2012	$9,334
Fiscal 2013	3,250
Fiscal 2014	3,250
Fiscal 2015	3,250
Fiscal 2016	3,250
Fiscal 2017	3,250
Fiscal 2018	293,187
Total	$318,771

SENIOR NOTES

On May 26, 2010, in connection with the closing of the acquisition, senior notes (“Senior Notes”) were issued under an indenture among the Company, as issuer, SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors in an aggregate principal amount of $310.0 million. The Senior Notes mature on June 1, 2018. Interest is payable semiannually (at 11.125% per annum) in cash to holders of Senior Notes of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date, on June 1 and December 1 of each year, commencing December 1, 2010. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Senior Notes. The Company has estimated the value of this option to be nominal as of May 26, 2010 and April 30, 2011. This call feature is marked to market over the period it is active.

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

The indenture governing the Senior Notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At April 30, 2011, the Company was in compliance with these covenants.

In connection with issuance of the Senior Notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the three months ended April 30, 2011, the Company recorded $0.4 million of amortized interest expense related to the capitalized debt financing costs and original issue discount.

On October 8, 2010, the Company filed a Registration Statement on Form S-4 (which became effective on November 22, 2010) for an exchange offer relating to its Senior Notes. The Company completed its exchange offer on December 29, 2010.

16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards Codification (ASC) Topic 605-25, Revenue Recognition, 25 Multiple-Element Arrangements. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. Adoption of this statement on February 1, 2011 did not have a material impact on the Company’s consolidated financial statements. See Note 4 for further discussion.

In October 2009, the FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under FASB ASC Topic 985-605, Software, 605, Revenue Recognition to exclude tangible products containing software components and non-software components that function together to deliver a product's essential functionality. Adoption of this statement on February 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

17. FAIR VALUE MEASUREMENTS

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of April 30, 2011. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of April 30, 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of April 30, 2011 were as follows:

	Three Months Ended April 30, 2011
	Carrying Value	Fair Value
Senior Notes	$310,000	$350,689

The fair value of the Senior Notes is determined by the trading price on April 30, 2011.

18. GUARANTORS

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 10. The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Credit Facilities, described in Note 15.

The following condensed consolidated and combined financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidated and Combining Balance Sheets as of April 30, 2011 and the Condensed Consolidated and Combining Statements of Operations and Statements of Cash Flows for the periods May 26, 2010 to April 30, 2011 of the Company, which is the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

Certain reclassifications have been made to prior period amounts to conform with current period presentation.
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

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$238	$56,496	$13,669	$-	$70,403
Restricted cash	-	-	64	-	64
Accounts receivable, net	-	65,253	14,909	-	80,162
Intercompany receivables	-	333,579	-	(333,579)	-
Deferred tax assets	-	1,673	-	-	1,673
Prepaid expenses and other current assets	1,495	21,923	2,650	137	26,205
Total current assets	1,733	478,924	31,292	(333,442)	178,507
Property and equipment, net	-	5,590	7	-	5,597
Goodwill	-	543,531	27,963	-	571,494
Intangible assets, net	-	538,924	24,580	-	563,504
Investment in subsidiaries	1,057,605	1,212,482	402	(2,270,489)	-
Investment in, and advances to, nonconsolidated affiliates	-	137	-	(137)	-
Deferred tax assets	-	3,040	67	-	3,107
Other assets	8,727	13,948	22	-	22,697
Total assets	$1,068,065	$2,796,576	$84,333	$(2,604,068)	$1,344,906

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$9,334	$-	$-	$9,334
Accounts payable	-	4,480	54	-	4,534
Accrued expenses	14,437	18,742	2,872	-	36,051
Accrued compensation	(2)	6,744	793	-	7,535
Intercompany payable	331,607	807,847	35,596	(1,175,050)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	7,503	1	-	7,504
Deferred revenue	-	151,585	24,027	-	175,612
Total current liabilities	346,042	1,006,235	63,743	(1,175,450)	240,570

Long term debt	308,129	309,436	-	-	617,565
Deferred tax liabilities	-	63,913	5,160	-	69,073
Other long term liabilities	-	2,513	1,291	-	3,804
Total long term liabilities	308,129	375,862	6,451	-	690,442
Total shareholders' equity	413,894	1,414,479	14,139	(1,428,618)	413,894
Total liabilities and shareholders' equity	$1,068,065	$2,796,576	$84,333	$(2,604,068)	$1,344,906

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$3	$19,719	$15,477	$-	$35,199
Restricted cash	-	-	59	-	59
Accounts receivable, net	-	127,849	16,816	-	144,665
Intercompany receivables	-	365,302	-	(365,302)	-
Deferred tax assets	-	1,554	90	-	1,644
Prepaid expenses and other current assets	1,460	21,585	2,546	126	25,717
Total current assets	1,463	536,009	34,988	(365,176)	207,284
Property and equipment, net	-	4,972	5	-	4,977
Goodwill	-	538,624	25,892	-	564,516
Intangible assets, net	-	566,413	23,749	-	590,162
Investment in subsidiaries	1,062,759	1,191,397	402	(2,254,558)	-
Investment in, and advances to, nonconsolidated affiliates	-	126	-	(126)	-
Deferred tax assets	-	2,108	183	-	2,291
Other assets	9,091	14,650	16	-	23,757
Total assets	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$8,487	$-	$-	$8,487
Accounts payable	-	5,160	29	-	5,189
Accrued expenses	5,806	22,531	3,176	-	31,513
Accrued compensation	9	15,032	1,921	-	16,962
Intercompany payable	331,589	819,593	66,359	(1,217,541)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	5,117	(502)	-	4,615
Deferred revenue	-	174,398	22,405	-	196,803
Total current liabilities	337,404	1,050,318	93,788	(1,217,941)	263,569

Long term debt	308,086	314,887	-	-	622,973
Deferred tax liabilities	-	76,466	(1,288)	-	75,178
Other long term liabilities	-	2,260	1,184	-	3,444
Total long term liabilities	308,086	393,613	(104)	-	701,595
Total shareholders' equity	427,823	1,410,368	(8,449)	(1,401,919)	427,823
Total liabilities and shareholders' equity	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$72,261	$10,453	$(6,319)	$76,395
Cost of revenue	-	7,282	6,322	(6,319)	7,285
Cost of revenue - amortization of intangible assets	-	15,986	-	-	15,986
Gross profit	-	48,993	4,131	-	53,124
Operating expenses:
Research and development	-	12,954	-	-	12,954
Selling and marketing	-	24,340	2,792	-	27,132
General and administrative	69	7,822	177	-	8,068
Amortization of intangible assets	-	14,648	1,021	-	15,669
Acquisition related expenses	-	302	6	-	308
Total operating expenses	69	60,066	3,996	-	64,131
Operating loss	(69)	(11,073)	135	-	(11,007)
Other income (expense), net	-	10,545	(1,112)	(10,768)	(1,335)
Interest income	-	20	10	-	30
Interest expense	(9,030)	(5,884)	-	-	(14,914)
Loss before benefit of income taxes	(9,099)	(6,392)	(967)	(10,768)	(27,226)
Equity in (losses) earnings of subsidiaries before taxes	(18,127)	(757)	-	18,884	-
(Benefit of) provision for income taxes	(4,795)	(4,585)	(210)	4,795	(4,795)
Net loss	$(22,431)	$(2,564)	$(757)	$3,321	$(22,431)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$73,106	$7,426	$(3,614)	$76,918
Cost of revenue	-	7,037	3,660	(3,614)	7,083
Cost of revenue - amortization of intangible assets	-	648	-	(616)	32
Gross profit	-	65,421	3,766	616	69,803
Operating expenses:
Research and development	-	9,380	289	-	9,669
Selling and marketing	-	22,202	2,602	-	24,804
General and administrative	-	8,280	213	-	8,493
Amortization of intangible assets	-	11,892	-	(10,996)	896
Acquisition related expenses	-	5,322	-	-	5,322
Total operating expenses	-	57,076	3,104	(10,996)	49,184
Operating loss	-	8,345	662	11,612	20,619
Other income (expense), net	-	11,178	(299)	(10,768)	111
Interest income	-	56	26	-	82
Interest expense	-	(2,370)	-	-	(2,370)
Loss before benefit of income taxes	-	17,209	389	844	18,442
Equity in (losses) earnings of subsidiaries before taxes	-	1,233	-	(1,233)	-
Provision for (benefit of) income taxes	-	5,839	64	(64)	5,839
Net loss	$-	$12,603	$325	$(325)	$12,603

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(108)	52,499	1,728	(10,768)	43,351
Cash flows from investing activities:
Purchases of property and equipment	-	(904)	(3)	-	(907)
Acquisition of 50 Lessons, net of cash acquired	-	(3,820)	-	-	(3,820)
Decrease in restricted cash	-	-	(5)	-	(5)
Net cash provided by (used in) investing activities	-	(4,724)	(8)	-	(4,732)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	-	-	-	-
Proceeds from capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	18	(6,403)	(4,383)	10,768	-
Proceeds from issuance of ordinary shares	-	-	-	-	-
Proceeds from issuance of Senior Credit Facilities, net of fees	-	-	-	-	-
Proceeds from issuance of Senior Notes, net of fees	-	-	-	-	-
Principal payments on Senior Credit Facilities	-	(4,605)	-	-	(4,605)
Net cash provided by (used in) financing activities	343	(11,008)	(4,383)	10,768	(4,280)
Effect of exchange rate changes on cash and cash equivalents	-	10	855	-	865
Net increase in cash and cash equivalents	235	36,777	(1,808)	-	35,204
Cash & cash equivalents, at beginning of period	3	19,719	15,477	-	35,199
Cash & cash equivalents, at end of period	$238	$56,496	$13,669	$-	$70,403

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	-	58,079	2,630	(10,768)	49,941
Cash flows from investing activities:
Purchases of property and equipment	-	(230)	-	-	(230)
Purchases of investments	-	(2,553)	-	-	(2,553)
Maturity of investments	-	1,850	-	-	1,850
Decrease in restricted cash	-	18	1	-	19
Net cash (used in) provided by investing activities	-	(915)	1	-	(914)
Cash flows from financing activities:
Exercise of share options	-	2,990	-	-	2,990
Proceeds from employee share purchase plan	-	(5,871)	(4,897)	10,768	-
Proceeds from payments (on) intercompany loans	-	1,666	-	-	1,666
Principal payments on long term debt	-	(45,101)	-	-	(45,101)
Tax effect related to exercise of non-qualified stock options	-	323	-	-	323
Net cash (used in) provided by financing activities	-	(45,993)	(4,897)	10,768	(40,122)
Effect of exchange rate changes on cash and cash equivalents	-	(238)	108	-	(130)
Net decrease in cash and cash equivalents	-	10,933	(2,158)	-	8,775
Cash & cash equivalents, at beginning of period	-	64,214	12,468	-	76,682
Cash & cash equivalents, at end of period	$-	$75,147	$10,310	$-	$85,457

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

On May 26, 2010, SSI Investments III Limited (“SSI III”), a wholly owned subsidiary of SSI Investments Limited II (“SSI II”), completed its acquisition of SkillSoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the “Predecessor”) to SkillSoft Limited (“SkillSoft” or the “Successor”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms “the Company”, “we”, “us”, “our” and other similar terms refer to (a) prior to the Acquisition, the Predecessor and its subsidiaries and (b) from and after the Acquisition, SSI II and its subsidiaries including SkillSoft.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

FORMAT OF PRESENTATION

The discussion in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” is presented for both the Predecessor and Successor periods. The information presented for the three months ended April 30, 2010 includes the results of operations of the Predecessor and the information presented for the three months ended April 30, 2011 includes the results of operations of the Successor.

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
We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three months ended April 30, 2011 met the requirements for capitalization.

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

Amortization of intangible assets for the period following to the Acquisition represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition and the acquisition of 50 Lessons Limited (50 Lessons). The amortization of intangible assets for the period prior to the Acquisition represents amortization of similar intangible asset categories from the Predecessor's acquisitions of NETg, Targeted Learning Corporation (“TLC”), Books24x7 and GoTrain Corp. and the Predecessor's merger with SkillSoft Corporation (the “SmartForce Merger”).

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon (i) estimates of the future performance and cash flows from the acquired business (income approach) and (ii) estimates of the cost to purchase or replace an asset adjusted for obsolescence (cost approach). We have used the income approach to determine the estimated fair value of certain other identifiable intangible assets including tradenames, customer relationships, backlog, and deferred revenue. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Tradenames represent acquired product names that we intend to continue to utilize. Customer contracts and relationships represent established relationships with customers to whom we believe we may sell additional content and services. Backlog represents contracts that have been signed that represent a future projected revenue stream and deferred revenue represents billed customer contracts that will amortize into revenue at a future date. We have used the cost approach to determine the estimated fair value of our acquired technology, content, and publishing rights. Our technology represents patented and unpatented technology and know-how. Our content includes electronic media, text, video and executive summaries on various topics which is delivered online to our customers. Our publishing rights represent long term contractual relationships with certain publishers with the rights to digitize and offer textbook and referenceware material within our course library.

BUSINESS OUTLOOK

In the three months ended April 30, 2011, we generated revenue of $76.4 million as compared to $76.9 million in the three months ended April 30, 2010. We reported a net loss of $22.4 million in the three months ended April 30, 2011 as compared to net income of $12.6 million in the three months ended April 30, 2010.

The loss before tax benefit for the three months ended April 30, 2011 was primarily driven by the activities resulting from, and related to, the Acquisition. The significant components of the Acquisition and Acquisition related activities include the following as of April 30, 2011 (amounts in millions):

Three Months Ended April 30, 2011
Current period impact to reductions to deferred revenue in purchase accounting	$5.3
Amortization of intangible assets related to content and technology	16.0
Current period impact to reductions to prepaid commissions in purchase accounting	(0.5)
Amortization of intangible assets	15.6
Interest expense from borrowings	14.9
Subtotal of acquisition and acquisition related activities	$51.3

We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter longer sales cycles due to additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles. Despite these challenges, our core business this fiscal year has performed generally with our expectations. However, given the historical volatility of foreign exchange rates, our forward-looking estimates could change materially. In response to the more cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

In fiscal 2012, we will continue to focus on revenue generation and earnings growth primarily by:

•	cross selling and up selling;
•	evaluating new markets;
•	acquiring new customers;
•	carefully managing our spending;
•	continuing to execute on our new product and technologies and telesales distribution initiatives;
•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives; and
•	focus more and improve on retaining existing customers.

CRITICAL ACCOUNTING POLICIES

We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on April 14, 2011. The policies set forth in our Form 10-K have not changed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2011 VERSUS THREE MONTHS ENDED APRIL 30, 2010

Revenue

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Revenue:
United States	$58,897	$57,090	$1,807	3%
International	22,813	19,828	2,985	15%
Fair value adjustments to deferred revenue	(5,315)		(5,315)	*
Total	$76,395	$76,918	$(523)	(1)%
____________

*           Not meaningful

The decrease in total revenue for the three months ended April 30, 2011 versus the three months ended April 30, 2010 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting. The increase in domestic and international revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year as compared to the same prior year period.

Costs and Expenses

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Cost of revenue	$7,285	$7,083	$202	3%
As a percentage of revenue	10%	9%
Cost of revenue – amortization of intangible assets	15,986	32	15,954	*	%
As a percentage of revenue	21%	0%
____________

*           Not meaningful

The increase in cost of revenue for the three months ended April 30, 2011 versus the three months ended April 30, 2010 was primarily due to royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting).

The increase in cost of revenue - amortization of intangible assets for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 was primarily due to purchase accounting related to the Acquisition.

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Research and development	$12,954	$9,669	$3,285	34%
As a percentage of revenue	17%	13%

The increase in research and development expense for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to incremental content development costs of $2.8 million and increased compensation and benefits of $0.6 million during the three months ended April 30, 2011.

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Selling and marketing	$27,132	$24,804	$2,328	9%
As a percentage of revenue	36%	32%

The increase in selling and marketing expense for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to increased compensation and benefits of $1.9 million as a result of an increase in headcount and an increase in commission expense of $0.8 million. This was partially offset by a $0.5 million reduction in commission expense resulting from the write-off of prepaid commissions in purchase accounting.

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
General and administrative	$8,068	$8,493	$(425)	(5)%
As a percentage of revenue	11%	11%

The decrease in general and administrative expense for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to a reduction in stock-based compensation of $0.7 million resulting from the Acquisition. This was partially offset by increased sponsor fees of $0.4 million.

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Amortization of intangible assets	$15,669	$896	$14,773	1,649%
As a percentage of revenue	21%	1%
Acquisition related expenses	308	5,322	(5,014)	(94)%
As a percentage of revenue	0%	7%

The increase in amortization of intangible assets for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to the amortization of intangible assets acquired in the Acquisition.

The decrease in acquisition related expenses for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to activity related to the Acquisition being substantially complete in fiscal 2011.

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Other (expense) income, net	$(1,335)	$111	$(1,446)	*
As a percentage of revenue	(2)%	0%
Interest income	$30	$82	$(52)	(63)%
As a percentage of revenue	0%	0%
Interest expense	$(14,914)	$(2,370)	$(12,544)	529%
As a percentage of revenue	(20)%	(3)%
____________

*           Not meaningful

The increase in other expense, net for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to foreign currency fluctuations.

The reduction in interest income for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to a reduction in our short-term investment balance.

The increase in interest expense for the three months ended April 30, 2011 as compared to the three months ended April 30, 2010 was primarily due to the borrowings incurred in connection with the Acquisition. This was partially offset by a decrease of $0.8 million related to the write-off of deferred financing costs from the Predecessor's senior credit facility.

Provision for Income Taxes

	THREE MONTHS ENDED APRIL 30,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
(Benefit) provision for income taxes	$(4,795)	$5,839	$(10,634)	*
As a percentage of revenue	(6)%	8%
____________

*           Not meaningful

For the three months ended April 30, 2011 and for the three months ended April 30, 2010, our effective  tax rates were 17.6% and 31.7%, respectively. The tax benefit we have recorded in the three months ended April 30, 2011 is primarily attributable to the tax benefit from our loss from operations. The tax provision we recorded in the three months ended April 30, 2010 was primarily attributable to profitable operations outside Ireland. For the three months ended April 30, 2011, our effective tax rate differed from the Irish statutory rate of 12.5% primarily due to losses in jurisdictions with higher statutory tax rates. In the three months ended April 30, 2010, our effective tax rate differed from the Irish statutory rate of 12.5% primarily due to taxable profits earned in jurisdictions with higher statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, our principal source of liquidity was our cash and cash equivalents, which totaled $70.4 million as compared to $35.2 million at January 31, 2011.

Net cash provided by operating activities of $43.4 million for the three months ended April 30, 2011 was primarily due to cash collections in accounts receivable, net of billings of $67.6 million. This change in accounts receivable is primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and this compares to a decrease in accounts receivable of $73.8 million for the three months ended April 30, 2010. This change period over period is primarily due to the timing of collections. Cash provided by operating activities also includes our net loss of $22.4 million, which reflects the impact of non-cash expenses for depreciation and amortization of $32.6 million and non-cash interest expense of $1.1 million, which was offset by a non-cash tax benefit of $6.2 million. In addition, we had decreases in deferred revenue of $24.9 million, accrued expenses of $3.0 million and accounts payable of $1.5 million. These decreases are the result of the seasonality of our operations and the movement in deferred revenues were further impacted by the effects of purchase accounting as a result of the Acquisition.

Net cash used in investing activities was $4.7 million for the three months ended April 30, 2011, which includes cash used to acquire 50 Lessons of $3.8 million, net of cash acquired.

Net cash used by financing activities was $4.3 million for the three months ended April 30, 2011. During this period, we made principal payments on our debt of $4.6 million.

We had a working capital deficit of approximately $62.1 million as of April 30, 2011 as compared to working capital deficit of approximately $56.3 million as of January 31, 2011. The decrease in working capital was primarily due to cash used for the acquisition of 50 Lessons of $3.8 million as well as principal payments made on our Senior Credit Facilities of $4.6 million.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 6 years and Senior Notes due in 7 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at April 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$8,192	$3,896	$3,934	$362	$-
Debt Obligations	628,771	9,334	6,500	6,500	606,437
Total Obligations	$636,963	$13,230	$10,434	$6,862	$606,437

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

Cash provided by operating activities is our main source of liquidity. Following the Acquisition, we plan to rely on a combination of our available cash and cash equivalents and cash provided by operating activities, supplemented as necessary from time to time by borrowings under our Senior Credit Facilities and other financing transactions, to service our cash requirements. Management expects our cash flows from operations, combined with availability under our Senior Credit Facilities, to provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending for a period that includes the next 12 months.

In conjunction with the Acquisition, the Predecessor fully repaid and terminated its senior credit facility with Credit Suisse and certain lenders.

On May 26, 2010, in connection with the closing of the Acquisition, we entered into the Senior Credit Facilities with certain lenders providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility, and we also issued an aggregate principal amount of $310.0 million of 11.125% Senior Notes due 2018. The Senior Notes were issued under an indenture among us, as issuer, SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors. As a result of the Acquisition, we are highly leveraged. As of April 30, 2011, we have outstanding $626.9 million in aggregate indebtedness (which resulted in net proceeds of $602.8 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40 million of borrowing capacity available under our revolving credit facility. As of April 30, 2011, the revolving credit line facility was undrawn. Interest expense for the three months ended April 30, 2011 was $14.9 million.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2011, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During three months ended April 30, 2011 and 2010, we incurred foreign currency exchange (losses) gains of $(1.3) million and $0.1 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2011, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. — LEGAL PROCEEDINGS

From time to time, we may be party to or may be threatened with litigation in the ordinary course of business, but we are not currently a party to any pending or ongoing legal proceedings responsive to this item number. See Note 7(b) to our Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC on April 14, 2011, for more information regarding certain legal proceedings to which we are a party.

ITEM 1A. – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011as filed with the SEC on April 14, 2011, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. — (Removed and Reserved)

ITEM 5. — OTHER INFORMATION

None.

ITEM 6. — EXHIBITS

See the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSI INVESTMENTS II LIMITED

Date: June 13, 2011	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX
10.1	Amendment No. 2, dated June 10, 2011, to the Employment Agreement dated as of June 2002 by and between Charles Moran, SkillSoft Corporation and SkillSoft Limited.
10.2	Amendment No. 2, dated June 10, 2011, to the Employment Agreement dated as of June 2002 by and between Jerry Nine, SkillSoft Corporation and SkillSoft Limited.
10.3	Amendment No. 2, dated June 10, 2011, to the Employment Agreement dated as of September 2002 by and between Colm Darcy, SkillSoft Corporation and SkillSoft Limited.
31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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