Form 10-Q
period 2011-07-31
SSI Investments II Ltd
filed 2011-09-14
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011
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

SSI INVESTMENTS II LIMITED

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2011
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION	2
Item 1. Unaudited Consolidated Financial Statements:	2
Consolidated Balance Sheets as of July 31, 2011 and January 31, 2011	2
Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2011 (Successor), the period from May 26, 2010 through July 31, 2010 (Successor), the period from May 1, 2010 through May 25, 2010 (Predecessor) and the period from February 1, 2010 through May 25, 2010 (Predecessor)	3
Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2011 (Successor), the period from May 26, 2010 through July 31, 2010 (Successor) and the period from February 1, 2010 through May 25, 2010 (Predecessor)	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures about Market Risk	44
Item 4. Controls and Procedures	45
PART II — OTHER INFORMATION	45
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Reserved	45
Item 5. Other Information	46
Item 6. Exhibits	46
SIGNATURE	47

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS)

	July 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$65,891	$35,199
Short term investment	9	-
Restricted cash	128	59
Accounts receivable, net	66,381	144,665
Deferred tax assets	1,997	1,644
Prepaid expenses and other current assets	26,066	25,717
Total current assets	160,472	207,284
Property and equipment, net	5,320	4,977
Goodwill	570,951	564,516
Intangible assets, net	531,417	590,162
Deferred tax assets	3,824	2,291
Other assets	21,621	23,757
Total assets	$1,293,605	$1,392,987
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$8,217	$8,487
Accounts payable	4,679	5,189
Accrued compensation	9,394	16,962
Accrued expenses	24,810	31,513
Deferred tax liabilities	7,071	4,615
Deferred revenue	159,469	196,803
Total current liabilities	213,640	263,569

Long term debt	618,727	622,973
Deferred tax liabilities	64,980	75,178
Other long term liabilities	4,078	3,444
Total long term liabilities	687,785	701,595
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $1.00 par value:1,000,000,000 shares authorized; 534,513,270 shares issued at July 31, 2011 and January 31, 2011	534,513	534,513
Additional paid-in capital	325	-
Accumulated deficit	(162,547)	(119,090)
Accumulated other comprehensive income	19,889	12,400
Total shareholders’ equity	392,180	427,823
Total liabilities and shareholders’ equity	$1,293,605	$1,392,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from May 1, to May 25, 2010	Six Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from February 1, to May 25, 2010
Revenue	$80,241	$34,056	$20,620	$156,636	$34,056	$97,538
Cost of revenue	7,551	5,211	2,143	14,836	5,211	9,226
Cost of revenue – amortization of intangible assets	15,986	11,706	8	31,972	11,706	40
Gross profit	56,704	17,139	18,469	109,828	17,139	88,272
Operating expenses:
Research and development	13,114	7,378	7,462	26,068	7,378	17,131
Selling and marketing	29,428	14,521	15,574	56,560	14,521	40,378
General and administrative	7,708	5,675	13,335	15,776	5,675	21,828
Amortization of intangible assets	15,717	7,789	241	31,386	7,789	1,137
Acquisition related expenses	551	20,598	9,741	859	20,598	15,063
Total operating expenses	66,518	55,961	46,353	130,649	55,961	95,537
Operating loss	(9,814)	(38,822)	(27,884)	(20,821)	(38,822)	(7,265)
Other (expense) income, net	(319)	(1,035)	274	(1,654)	(1,035)	385
Interest income	41	16	13	71	16	95
Interest expense	(15,022)	(18,580)	(1,353)	(29,936)	(18,580)	(3,723)
Loss before benefit for income taxes	(25,114)	(58,421)	(28,950)	(52,340)	(58,421)	(10,508)
Benefit for income taxes	(4,088)	(5,451)	(7,733)	(8,883)	(5,451)	(1,894)
Net loss	$(21,026)	$(52,970)	$(21,217)	$(43,457)	$(52,970)	$(8,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Successor		Predecessor
	Six Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from February 1, to May 25, 2010
Cash flows from operating activities:
Net loss	$(43,457)	$(52,970)	$(8,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	-	-	25,159
Depreciation and amortization	2,069	833	1,374
Amortization of intangible assets	63,358	19,495	1,177
(Recovery of ) provision for bad debts	(137)	268	(52)
Benefit for income taxes - non-cash	(10,883)	(5,400)	(2,800)
Non-cash interest expense	2,210	792	3,219
Tax effect related to exercise of non-qualified stock options	-	-	282
Changes in current assets and liabilities, net of acquisitions
Accounts receivable	81,133	(7,800)	86,230
Prepaid expenses and other current assets	82	(2,411)	(2,218)
Accounts payable	(666)	1,078	(1,559)
Accrued expenses, including long-term	(12,999)	(8,733)	(6,296)
Deferred revenue	(40,610)	17,229	(41,817)
Net cash provided by (used in) operating activities	40,100	(37,619)	54,085
Cash flows from investing activities:
Purchases of property and equipment	(2,315)	(370)	(438)
Acquisition of SkillSoft, net of cash acquired	-	(1,074,181)	-
Purchases of investments	(9)	-	(2,562)
Maturity of investments	-	-	6,122
Acquisition of 50 Lessons	(3,820)	-	-
(Increase) decrease in restricted cash, net	(69)	1,802	27
Net cash (used in) provide by investing activities	(6,213)	(1,072,749)	3,149
Cash flows from financing activities:
Exercise of share options	-	-	3,065
Capital contribution	325	-	-
Proceeds from employee share purchase plan	-	-	1,666
Proceeds from issuance of ordinary shares	-	534,513	-
Proceeds from issuance of Senior Credit Facilities, net of fees	-	306,398	-
Proceeds from issuance of Senior Notes, net of fees	-	296,448	-
Principal payments on Senior Credit Facilities	(4,605)	-	(84,365)
Tax effect related to exercise of non-qualified stock options	-	-	(282)
Net cash (used in) provided by financing activities	(4,280)	1,137,359	(79,916)
Effect of exchange rate changes on cash and cash equivalents	1,085	1,421	(1,315)
Net increase (decrease) in cash and cash equivalents	30,692	28,412	(23,997)
Cash and cash equivalents, beginning of period	35,199	-	76,682
Cash and cash equivalents, end of period	$65,891	$28,412	$52,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY

On May 26, 2010, SSI Investments III Limited (“SSI III”), a wholly owned subsidiary of SSI Investments Limited II (“SSI II”), completed its acquisition of SkillSoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the “Predecessor”) to SkillSoft Limited (“SkillSoft” or the “Successor”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms “the Company”, “we”, “us”, “our” and other similar terms refers to (a) prior to the Acquisition, the Predecessor and its subsidiaries and (b) from and after the Acquisition, SSI II and its subsidiaries, including SkillSoft.

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2011 and the results of its operations and cash flows for three and six month periods ended July 31, 2011. The results prior to May 26, 2010 represent the Predecessor period. The Predecessor period does not include financial information of SSI II because prior to May 26, 2010, SSI II did not conduct operations or have any material assets. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, as filed with the SEC on April 14, 2011. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2011, the Company did not have any cash equivalents but did hold a nominal amount of available for sale investments. At January 31, 2011, the Company did not have any cash equivalents or available for sale investments.

At July 31, 2011 and January 31, 2011, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

In accordance with the guidance of the Financial Accounting Standards Board (FASB), securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale.

Cash and cash equivalents and available for sale short-term investments as of July 31, 2011 were as follows (in thousands):

Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$65,891	$-	$-	$65,891
		$65,891	$-	$-	$65,891
Short-term investments:
Equity securities	N/A	$4	$5	$-	$9
		$4	$5	$-	$9

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. Gross realized gains and losses for the six months ended July 31, 2011 were nominal. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

4. REVENUE RECOGNITION

The Company generates revenue primarily from the licensing of its products, providing professional services and from providing hosting/application service provider (ASP) services.

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

Arrangements which include extranet hosting/ASP services are generally accounted for under Staff Accounting Bulletin No. 104. Revenue from these arrangements is recognized on a straight-line basis over the period the services are provided. Upfront professional service fees are recorded as revenue over the contract period.

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

During the first quarter of fiscal 2012 the Company prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, specifically for multiple element arrangements which are not accounted for under ASC 985-605 Software – Revenue Recognition (this is normally due to the inclusion of extranet hosting/ASP services). ASU No. 2009-13 was ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements.

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

For transactions entered into subsequent to the adoption of ASU No. 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognition for the software and content licenses and extranet hosting services (as a bundled unit) to the amount that is not contingent on the future delivery of products or services or future performance obligation. That amount is then recognized on a straight-line basis over the contractual term. Professional services, including instructor led training, customized content development, website development/hosting and implementation services, are sometimes included in the arrangements. If the Company determines that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise the Company typically recognizes professional service revenue as the services are performed. The Company does not have VSOE for its professional service offerings. Therefore, fair value for these elements is based on TPE, which is determined based on competitor prices for similar elements when sold separately, or the BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the six months ended July 31, 2011, the period from May 26, 2010 through July 31, 2010 and for the period from February 1, 2010 through May 25, 2010.

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

No options were granted during the period from February 1, 2010 through May 25, 2010.

Excess tax benefits from the exercise of share options, classified as a cash flow from financing activities, were $0.3 million for the period from February 1, 2011 through May 25, 2010.

Share-based compensation included in cost of revenue and operating expenses for the Predecessor periods was as follows (in thousands):

	May 1, to May 25, 2010	February 1, to May 25, 2010
Cost of revenue	$188	$201
Research and development	4,660	4,861
Selling and marketing	7,737	8,260
General and administrative	11,132	11,837

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

Stock options granted to date are subject to service, performance- and market-based vesting conditions, based on the return received (or deemed received) by the equity sponsors on their initial equity investment in Luxco II and upon the occurrence of certain events, including, a change in control of Luxco II. Shares of Luxco II acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

Any share-based compensation recognized in relation to options granted under the 2010 Plan will be recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

No tax benefit was realized during the three and six month periods ended July 31, 2011, as no stock options were exercised.

No options were granted under the 2010 Plan for the three months ended July 31, 2011. During the six months ended July 31, 2011, 32,432 options were granted under the 2010 Plan. Each option entitled the holder to acquire an ordinary share at an aggregate strike price of $100.

Service-Based Vesting Options

Grants of options which become exercisable on service consist of options to purchase 13,514 shares of Luxco II common stock that vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of May 26, 2010) provided the participant of the option plan is continuously employed by Luxco II or any of its subsidiaries, and vest immediately upon a change in control of Luxco II. The options expire 10 years from the date of grant.

Service-based vesting options were valued on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

Assumptions
Expected term (years)	6.11
Expected volatility	56.93%
Risk-free interest rate	2.55%
Dividend yield	0%
Fair value of underlying shares	$100.00

The expected term of the options with service conditions was based upon the “simplified” methodology as allowed by the guidance. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. Luxco II reviews the historical and implied volatility of publicly-traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The dividend yield is based on judgment and input from Luxco II’s board of directors.

The fair value of Luxco II’s shares determined for the valuation of share-based payment awards for the period from February 1, 2011 through July 31, 2011 was based on the purchase price paid for the Company in the Acquisition. Luxco II’s board of directors felt this most accurately represented fair market value due to the transaction occurring within a year preceding the grant dates of these awards.

This assertion was supported by a recent valuation to estimate the fair value of Luxco II’s shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

The valuation analysis of the ordinary shares of Luxco II utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, detailed annual projections of future cash flows were prepared over a period of six fiscal years, or the “Projected Financials.” The total value of the cash flow beyond the final fiscal year is estimated by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. Luxco II believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, an analysis was performed to identify a group of publicly-traded companies that are comparable to Luxco II and the Company or are believed to operate in industries similar to Luxco II and the Company. Luxco II calculated an implied EBITDA multiple (enterprise value/EBITDA) and an implied revenue multiple (enterprise value/revenue) and applied a weighted-average of the two for each of the guideline companies and selected the appropriate multiple to apply to the EBITDA and revenue depending on the facts and circumstances. In addition, Luxco II applied a marketability discount to the implied value of equity. Luxco II believes that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The weighted-average grant date fair value of the options with service conditions granted in the period from February 1, 2011 through July 31, 2011 was $55.55 per share.

For the three and  six months ended July 31, 2011, no stock-based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by Luxco II for any shares of Luxco II acquired from the exercise of options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

There is $14.7 million of unrecognized compensation expense associated with service based options.

Options with Performance and Market Conditions

Luxco II also granted options to purchase 18,918 shares of Luxco II that vest based on the completion of a liquidity event that results in specified returns on the equity sponsors’ investment in Luxco II.

Such liquidity events would include, but not be limited to, an initial public offering of Luxco II, or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in Luxco II to one or more third independent parties. These options expire ten years from the date of grant.

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

Luxco II reviews the historical and implied volatility of publicly-traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data. The assumed time to liquidity event and dividend yield is based on judgment and input from the board of directors of Luxco II.

The fair value of Luxco II’s shares determined for the valuation of share-based payment awards for the period from February 1, 2011 through July 31, 2011 was determined using the same assumptions as the service-based vesting options.

The weighted-average grant date fair value of options with performance and market conditions granted in the six months ended July 31, 2011 was $34.11 per share. There is $13.9 million of unrecognized expense associated with market- and performance-based options. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the three and six months ending July 31, 2011. In accordance with Topic 718, if a liquidity event occurs, Luxco II will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

    (b)   Share Capital following the Acquisition

As of July 31, 2011, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of July 31, 2011 and January 31, 2011, 534,513,270 ordinary shares were issued and outstanding.

Subject to the Articles of Association of the Company, at a general meeting of the Company, on a show of hands every holder of ordinary shares who (being an individual) is present in person or by proxy or (being a body corporate) is present by proxy or by a representative shall have one vote, and on a poll every holder of ordinary shares who is present in person or by a proxy or (being a body corporate) is present by proxy or by a representative shall have one vote for every ordinary share of which he is the holder. However, if and for so long as the Company is a single member company, all matters requiring a resolution of the Company in general meeting (except the removal of the auditors of the Company from office) may be validly dealt with by a decision of the sole member.

Subject to the Articles of Association of the Company, sums legally available to be distributed by the Company in or in respect of any financial period may (to the extent so resolved or recommended by the board of directors of the Company) be distributed amongst the holders of ordinary shares in proportion to the number of ordinary shares held by them.

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the Acquisition resulted in the recognition of goodwill primarily because the Acquisition is expected to help SkillSoft to reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies. Goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the Acquisition including deferred revenue that was ascribed a fair value of $77.4 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of SkillSoft's deferred revenue by $78.1 million. Approximately $2.4 million of acquired SkillSoft deferred revenue remained unamortized at July 31, 2011.

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

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JULY 31, 2010	JULY 31, 2010
Revenue	$50,162	94,832
Cost of revenue	7,166	14,236
Cost of revenue – amortization of intangible assets	15,986	31,972
Gross profit	27,010	48,624
Operating expenses:
Research and development	10,180	19,648
Selling and marketing	21,761	42,069
General and administrative	7,919	15,955
Amortization of intangible assets	12,056	24,111
Acquisition related expenses	30,339	35,661
Total operating expenses	82,255	137,444
Operating loss	(55,245)	(88,820)
Other (expense), net	(761)	(650)
Interest income	29	111
Interest expense	(15,210)	(30,176)
Loss before benefit from income taxes	(71,187)	(119,535)
Benefit from income taxes	(231)	(2,750)
Net loss	$(70,956)	(116,785)

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

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	July 31, 2011			January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$249,038	$76,009	$173,029	$247,958	$43,828	$204,130
Customer contracts/ relationships	229,636	39,693	189,943	225,688	21,993	203,695
Trademarks and trade names	14,780	2,473	12,307	14,700	1,465	13,235
Backlog	45,100	18,862	26,238	45,100	5,898	39,202
SkillSoft trademark	129,900	-	129,900	129,900	-	129,900
	$668,454	$137,037	$531,417	$663,346	$73,184	$590,162

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2012 (remaining six months)	$63,487
2013	102,744
2014	84,741
2015	59,978
2016	30,011
2017	19,170
2018	15,641
2019	12,783
2020	10,418
2021	2,544
Total	$401,517

In connection with the Acquisition, the Company concluded that its “SkillSoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the SkillSoft name.

The change in goodwill at July 31, 2011 from the amount recorded at January 31, 2011 is as follows:

Gross carrying amount of goodwill, January 31, 2011	$564,516
Acquisition of 50 Lessons	2,107
Foreign currency translation adjustment	4,328
Gross carrying amount of goodwill, July 31, 2011	$570,951

The Company will be conducting its annual impairment test of goodwill for fiscal 2012 on the first day of the fourth quarter. There were no indicators of impairment in the second quarter of fiscal 2012.

8. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from May 1, to May 25, 2010	Six Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from February 1, to May 25, 2010
Comprehensive
Net loss	$(21,026)	$(52,970)	$(21,217)	$(43,457)	$(52,970)	$(8,614)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(694)	8,039	220	7,484	8,039	210
Unrealized gains on available-for-sale securities	5	-	-	5	-	-
Comprehensive loss	$(21,715)	$(44,931)	$(20,997)	$(35,968)	$(44,931)	$(8,404)

9. INCOME TAXES

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

Predecessor Period

For the period from February 1 to May 25, 2010, the Company's effective tax rate was 18%. During this period, the Company recorded an income tax benefit of $1.9 million, consisting of a cash tax provision of $0.9 million and a non-cash tax benefit of $2.8 million. Included in the non-cash tax benefit of $2.8 million is a $0.5 million provision due to an adjustment to the Company's net operating loss carryforward related to a deferred tax asset and a $0.2 million provision related to uncertain tax return positions.

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

Successor Period

For the three and six months ended July 31, 2011, the Company recorded an income tax benefit of $4.1 million and $8.9 million, respectively. The Company's effective tax rate for the three and six months ended July 31, 2011 was 16.3% and 17.0%, respectively. The tax benefit consists of a cash tax provision of $0.6 million and a non-cash tax benefit of $4.7 million for the three months ended July 31, 2011. For the six months ended July 31, 2011, the tax benefit consists of a cash tax provision of $2.0 million and a non-cash tax benefit of $10.9 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $8.0 million at July 31, 2011, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of July 31, 2011, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as Ireland, the United States, the United Kingdom, Germany, Australia and Canada. With few exceptions, the Company is no longer subject to any national level income tax examinations for years before fiscal 2008.

10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company's defense and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is not a party to any material legal proceedings.

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

11. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from May 1, to May 25, 2010	Six Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from February 1, to May 25, 2010
Revenue:
United States	$59,505	$42,209	$15,493	$118,403	$42,209	$72,583
United Kingdom	7,940	6,015	2,204	15, 837	6,015	10,802
Canada	4,092	2,710	975	8,322	2,710	4,789
Europe, excluding United Kingdom	4,368	1,694	609	8,562	1,694	2,754
Australia/New Zealand	4,557	2,506	911	9,017	2,506	4,268
Other	2,026	1,884	428	4,058	1,884	2,342
Purchase accounting adjustments	(2,247)	(22,962)	-	(7,563)	(22,962)	-
Total revenue	$80,241	$34,056	$20,620	$156,636	$34,056	$97,538

Long-lived tangible assets at international locations are not significant.

12. ACCRUED EXPENSES

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Professional fees	$3,444	$4,088
Sales tax payable/VAT payable	2,344	6,587
Accrued royalties	1,949	1,447
Accrued tax	1,494	578
Interest payable	7,590	7,616
Other accrued liabilities	7,989	11,197
Total accrued expenses	$24,810	$31,513

13. OTHER ASSETS

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	July 31, 2011	January 31, 2011
Debt financing cost – long term (See Note 15)	$20,954	$23,048
Other	667	709
Total other assets	$21,621	$23,757

14. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	July 31, 2011	January 31, 2011
Uncertain tax positions; including interest and penalties – long term	3,841	3,230
Other	237	214
Total other long-term liabilities	$4,078	$3,444

15. CREDIT FACILITIES AND DEBT

Predecessor

The Company had a credit agreement, with Credit Suisse and certain lenders that provided a $225 million senior secured credit facility (the “Previous Credit Facilities”) comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the acquisition of NETg.

The term loan bore interest at a rate per annum equal to, at the Company’s election, (i) a base rate plus a margin of 2.50% or (ii) adjusted LIBOR plus a margin of 3.50%. The Company was required to maintain certain financial covenants under the credit facility. The Company had been in compliance with these covenants since the inception of the term loan.

In connection with the Previous Credit Facilities, the Company incurred debt financing costs of $6.2 million which were capitalized and amortized as additional interest expense over the term of the loans using the effective-interest method. During the period from May 1, 2010 through May 25, 2010, the Company paid approximately $0.2 million in interest and recorded $1.3 million of amortized interest expense related to the capitalized debt financing costs. During the period from February 1, 2010 through May 25, 2010, the Company paid approximately $0.8 million in interest and recorded $3.1 million of amortized interest expense related to the capitalized debt financing costs.

The Company paid $84.4 million against the term loan amount during the period from February 1, 2010 through May 25, 2010. In conjunction with the Acquisition, the Company fully repaid and terminated the Previous Credit Facilities.

Successor

SENIOR CREDIT FACILITIES

On May 26, 2010, in connection with the closing of the Acquisition, the Company entered into a senior credit facility (the “Senior Credit Facilities”) with certain lenders providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of July 31, 2011, there were no amounts outstanding under the revolving credit facility.

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

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of July 31, 2011, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On June 30, 2011, the Company elected its interest calculation to be based on adjusted LIBOR.

The Company’s Senior Credit Facilities require it to prepay outstanding term loans, subject to certain exceptions, with:

•	a percentage initially expected to be 50% (subject to reduction to 25% and 0% based upon the Company’s leverage ratio) of the Company’s excess cash flow as determined at the end of each fiscal year;

•	100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under the Company’s Senior Credit Facilities.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At July 31, 2011, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At July 31, 2011, the Company was in compliance with these covenants.

In connection with the Senior Credit Facilities, the Company incurred debt financing costs of $18.6 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the three and six months ended July 31, 2011, the Company paid approximately $5.3 million and $10.5 million in interest, respectively. During the three and six months ended July 31, 2011, the Company recorded $0.7 million and $1.4 million of amortized interest expense related to the capitalized debt financing costs. During the period from May 26, 2010 through July 31, 2010, the Company paid approximately $1.9 million in interest and recorded $0.5 million of amortized interest expense related to the capitalized debt financing costs.

Future scheduled minimum payments including estimated mandatory prepayments under the Senior Credit Facilities are as follows (in thousands):

Fiscal 2012	$8,217
Fiscal 2013	3,250
Fiscal 2014	3,250
Fiscal 2015	3,250
Fiscal 2016	3,250
Fiscal 2017	3,250
Fiscal 2018	294,304
Total	$318,771

SENIOR NOTES

On May 26, 2010, in connection with the closing of the Acquisition, senior notes (the “Senior Notes”) were issued under an indenture among the Company, as issuer, SSI Co-Issuer LLC, a wholly owned subsidiary of the Company; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors in an aggregate principal amount of $310.0 million. The Senior Notes mature on June 1, 2018. Interest is payable semiannually (at 11.125% per annum) in cash to holders of Senior Notes of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date, on June 1 and December 1 of each year, commencing December 1, 2010. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Company’s Senior Credit Facilities.

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Senior Notes. The Company has estimated the value of this option to be nominal as of May 26, 2010 and July 31, 2011. This call feature is marked to market over the period it is active.

If the Company experiences certain kinds of changes of control, it must offer to purchase the Senior Notes at 101% of their principal amount plus accrued and unpaid interest (if any). If the Company sells certain assets and does not reinvest the net proceeds as specified in the indenture governing the Senior Notes, it must offer to repurchase the Senior Notes at 100% of their principal amount plus accrued and unpaid interest (if any).

The indenture governing the Senior Notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At July 31, 2011, the Company was in compliance with these covenants.

In connection with issuance of the Senior Notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the notes. During the three and six months ended July 31, 2011, the Company recorded $0.4 million and $0.8 million of amortized interest expense related to the capitalized debt financing costs and original issue discount, respectively. During the period from May 26, 2010 through July 31, 2010, the Company recorded $0.2 million of amortized interest expense related to the capitalized debt financing costs.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . ASU  2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. The Company is  required to adopt Update No. 2011-04 in the quarter ending April 30, 2012 and management does not believe its adoption will have a significant impact on the future results of operations or financial position.

In May 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income .  ASU 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. The Company is required to adopt Update No. 2011-05 for the quarter ending April 30, 2012.

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

The Company had nominal assets that would be considered Type 1 and no assets or liabilities that would be considered Type 2 or 3 as of July 31, 2011. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of July 31, 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of July 31, 2011 were as follows (in thousands):

	July 31, 2011
	Carrying Value	Fair Value
Senior Notes	$310,000	$344,488

The fair value of the Senior Notes is determined by the trading price on July 31, 2011.

18. GUARANTORS

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 15. The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Company’s Senior Credit Facilities. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s Senior Credit Facilities, described in Note 15.

The following condensed consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidated and Combining Balance Sheets as of July 31, 2011 and the Condensed Consolidated and Combining Statements of Operations and Statements of Cash Flows for the period from May 26, 2010 to July 31, 2011 of the Company, which is the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated basis.

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the Guarantors have not been provided as management believes the following information is sufficient, as the Guarantors are 100 percent owned by the parent and all guarantees are full and unconditional.

CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$151	$57,698	$8,042	$-	$65,891
Short term investments	-	9	-	-	9
Restricted cash	-	18	110	-	128
Accounts receivable, net	-	55,566	10,815	-	66,381
Intercompany receivables	-	344,908	-	(344,908)	-
Deferred tax assets	-	1,996	1	-	1,997
Prepaid expenses and other current assets	1,517	21,734	2,663	152	26,066
Total current assets	1,668	481,929	21,631	(344,756)	160,472
Property and equipment, net	-	5,314	6	-	5,320
Goodwill	-	542,944	28,007	-	570,951
Intangible assets, net	-	507,816	23,601	-	531,417
Investment in subsidiaries	1,044,981	1,210,918	402	(2,256,301)	-
Investment in, and advances to, nonconsolidated affiliates	-	152	-	(152)	-
Deferred tax assets	-	3,764	60	-	3,824
Other assets	8,364	13,236	21	-	21,621
Total assets	$1,055,013	$2,766,073	$73,728	$(2,601,209)	$1,293,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$8,217	$-	$-	$8,217
Accounts payable	-	4,633	46	-	4,679
Accrued compensation	-	8,450	944	-	9,394
Accrued expenses	5,824	16,998	1,988	-	24,810
Intercompany payable	348,836	797,093	29,682	(1,175,611)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	7,069	2	-	7,071
Deferred revenue	-	137,610	21,859	-	159,469
Total current liabilities	354,660	980,070	54,921	(1,176,011)	213,640

Long term debt	308,173	310,554	-	-	618,727
Deferred tax liabilities	-	60,057	4,923	-	64,980
Other long term liabilities	-	2,769	1,309	-	4,078
Total long term liabilities	308,173	373,380	6,232	-	687,785
Total shareholders' equity	392,180	1,412,623	12,575	(1,425,198)	392,180
Total liabilities and shareholders' equity	$1,055,013	$2,766,073	$73,728	$(2,601,209)	$1,293,605

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$3	$19,719	$15,477	$-	$35,199
Restricted cash	-	-	59	-	59
Accounts receivable, net	-	127,849	16,816	-	144,665
Intercompany receivables	-	365,302	-	(365,302)	-
Deferred tax assets	-	1,554	90	-	1,644
Prepaid expenses and other current assets	1,460	21,585	2,546	126	25,717
Total current assets	1,463	536,009	34,988	(365,176)	207,284
Property and equipment, net	-	4,972	5	-	4,977
Goodwill	-	538,624	25,892	-	564,516
Intangible assets, net	-	566,413	23,749	-	590,162
Investment in subsidiaries	1,062,759	1,191,397	402	(2,254,558)	-
Investment in, and advances to, nonconsolidated affiliates	-	126	-	(126)	-
Deferred tax assets	-	2,108	183	-	2,291
Other assets	9,091	14,650	16	-	23,757
Total assets	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$8,487	$-	$-	$8,487
Accounts payable	-	5,160	29	-	5,189
Accrued compensation	9	15,032	1,921	-	16,962
Accrued expenses	5,806	22,531	3,176	-	31,513
Intercompany payable	331,589	819,593	66,359	(1,217,541)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	5,117	(502)	-	4,615
Deferred revenue	-	174,398	22,405	-	196,803
Total current liabilities	337,404	1,050,318	93,788	(1,217,941)	263,569

Long term debt	308,086	314,887	-	-	622,973
Deferred tax liabilities	-	76,466	(1,288)	-	75,178
Other long term liabilities	-	2,260	1,184	-	3,444
Total long term liabilities	308,086	393,613	(104)	-	701,595
Total shareholders' equity	427,823	1,410,368	(8,449)	(1,401,919)	427,823
Total liabilities and shareholders' equity	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$76,974	$10,732	$(7,465)	$80,241
Cost of revenue	-	7,549	7,467	(7,465)	7,551
Cost of revenue - amortization of intangible assets	-	15,986	-	-	15,986
Gross profit	-	53,439	3,265	-	56,704
Operating expenses:
Research and development	-	13,114	-	-	13,114
Selling and marketing	-	26,140	3,288	-	29,428
General and administrative	55	7,359	294	-	7,708
Amortization of intangible assets	-	14,664	1,053	-	15,717
Acquisition related expenses	-	542	9	-	551
Total operating expenses	55	61,819	4,644	-	66,518
Operating loss	(55)	(8,380)	(1,379)	-	(9,814)
Other income (expense), net	(3)	10,704	(252)	(10,768)	(319)
Interest income	-	30	11	-	41
Interest expense	(9,032)	(5,990)	-	-	(15,022)
Loss before benefit of income taxes	(9,090)	(3,636)	(1,620)	(10,768)	(25,114)

Equity in (losses) earnings of subsidiaries before taxes	(16,024)	(1,434)	-	17,458	-
Benefit of income taxes	(4,088)	(3,902)	(186)	4,088	(4,088)

Net loss	$(21,026)	$(1,168)	$(1,434)	$2,602	$(21,026)

CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE PERIOD FROM MAY 26, 2010 TO JULY 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenues	$-	$32,196	$5,949	$(4,089)	$34,056
Cost of revenues	-	5,187	4,113	(4,089)	5,211
Cost of revenues - amortization of intangible assets	-	11,706	-	-	11,706

Gross profit	-	15,303	1,836	-	17,139

Operating expenses:
Research and development	-	7,199	179	-	7,378
Selling and marketing	-	13,046	1,475	-	14,521
General and administrative	6	5,584	85	-	5,675
Amortization of intangible assets	-	7,159	630	-	7,789
Acquisition related expenses	7,879	12,719	-	-	20,598

Total operating expenses	7,885	45,707	2,369	-	55,961

Operating Margin	(7,885)	(30,404)	(533)	-	(38,822)

Other (expense) income, net	-	(1,225)	(512)	702	(1,035)
Interest income	-	8	13	(5)	16
Interest expense	(14,129)	(4,456)	-	5	(18,580)

Income before provision for income taxes	(22,014)	(36,077)	(1,032)	702	(58,421)

Equity in (losses) earnings of subsidiaries before taxes	(36,407)	(951)	-	37,358	-
(Benefit) provision for income taxes	(5,451)	(5,370)	(81)	5,451	(5,451)

Net (loss) income	$(52,970)	$(31,658)	$(951)	$32,609	$(52,970)

CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE PERIOD FROM MAY 1, 2010 TO MAY 25, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenues	$-	$19,748	$1,903	$(1,031)	$20,620
Cost of revenues	-	2,129	1,045	(1,031)	2,143
Cost of revenues - amortization of intangible assets	-	174	-	(166)	8

Gross profit	-	17,445	858	166	18,469

Operating expenses:
Research and development	-	7,364	98	-	7,462
Selling and marketing	-	14,623	951	-	15,574
General and administrative	-	13,233	102	-	13,335
Amortization of intangible assets	-	12,530	-	(12,289)	241
Acquisition related expenses	-	9,741	-	-	9,741

Total operating expenses	-	57,491	1,151	(12,289)	46,353

Operating Margin	-	(40,046)	(293)	12,455	(27,884)

Other (expense) income, net	-	11,391	353	(11,470)	274
Interest income	-	8	5	-	13
Interest expense	-	(1,353)	-	-	(1,353)

Income before provision for income taxes	-	(30,000)	65	985	(28,950)

Equity in (losses) earnings of subsidiaries before taxes	-	1,050	-	(1,050)	-
(Benefit) provision for income taxes	-	(7,733)	(92)	92	(7,733)

Net (loss) income	$-	$(21,217)	$157	$(157)	$(21,217)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$149,234	$21,185	$(13,783)	$156,636
Cost of revenue	-	14,832	13,787	(13,783)	14,836
Cost of revenue - amortization of intangible assets	-	31,972	-	-	31,972
Gross profit	-	102,430	7,398	-	109,828
Operating expenses:
Research and development	-	26,068	-	-	26,068
Selling and marketing	-	50,480	6,080	-	56,560
General and administrative	124	15,182	470	-	15,776
Amortization of intangible assets	-	29,312	2,074	-	31,386
Acquisition related expenses	-	844	15	-	859
Total operating expenses	124	121,886	8,639	-	130,649
Operating loss	(124)	(19,456)	(1,241)	-	(20,821)
Other income (expense), net	(4)	21,250	(1,364)	(21,536)	(1,654)
Interest income	-	50	21	-	71
Interest expense	(18,062)	(11,874)	-	-	(29,936)
Loss before benefit of income taxes	(18,190)	(10,030)	(2,584)	(21,536)	(52,340)

Equity in (losses) earnings of subsidiaries before taxes	(34,150)	(2,188)	-	36,338	-
Benefit of income taxes	(8,883)	(8,487)	(396)	8,883	(8,883)

Net loss	$(43,457)	$(3,731)	$(2,188)	$5,919	$(43,457)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
 (UNAUDITED, IN THOUSANDS)

	Issuer		Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue		$-	$92,854	$9,329	$(4,645)	$97,538
Cost of revenue		-	9,166	4,705	(4,645)	9,226
Cost of revenue - amortization of intangible assets		-	822	-	(782)	40
Gross profit		-	82,866	4,624	782	88,272
Operating expenses:
Research and development		-	16,744	387	-	17,131
Selling and marketing		-	36,825	3,553	-	40,378
General and administrative		-	21,513	315	-	21,828
Amortization of intangible assets		-	24,422	-	(23,285)	1,137
Acquisition related expenses		-	15,063	-	-	15,063
Total operating expenses		-	114,567	4,255	(23,285)	95,537
Operating (loss) income		-	(31,701)	369	24,067	(7,265)
Other income (expense), net		-	22,569	54	(22,238)	385
Interest income		-	64	31	-	95
Interest expense			(3,723)	-	-	(3,723)
(Loss) income before benefit of income taxes			(12,791)	454	1,829	(10,508)
Equity in (losses) earnings of subsidiaries before taxes		-	2,283	-	(2,283)	-
Benefit of income taxes		-	(1,894)	(28)	28	(1,894)
Net (loss) income	$		$(8,614)	$482	$(482)	$(8,614)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(17,424)	76,835	2,225	(21,536)	40,100
Cash flows from investing activities:
Purchases of property and equipment	-	(2,312)	(3)	-	(2,315)
Purchases of investments	-	(9)	-	-	(9)
Acquisition of 50 Lessons, net of cash acquired	-	(3,820)	-	-	(3,820)
Decrease in restricted cash	-	(18)	(51)	-	(69)
Net cash used in investing activities	-	(6,159)	(54)	-	(6,213)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	-	-	-	-
Proceeds from capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	17,247	(28,158)	(10,625)	21,536	-
Proceeds from issuance of ordinary shares	-	-	-	-	-
Proceeds from issuance of Senior Credit Facilities, net of fees	-	-	-	-	-
Proceeds from issuance of Senior Notes, net of fees	-	-	-	-	-
Principal payments on Senior Credit Facilities	-	(4,605)	-	-	(4,605)
Net cash provided by (used in) financing activities	17,572	(32,763)	(10,625)	21,536	(4,280)
Effect of exchange rate changes on cash and cash equivalents	-	66	1,019	-	1,085
Net increase in cash and cash equivalents	148	37,979	(7,435)	-	30,692
Cash & cash equivalents, at beginning of period	3	19,719	15,477	-	35,199
Cash & cash equivalents, at end of period	$151	$57,698	$8,042	$-	$65,891

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM MAY 26, 2010 TO JULY 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(15,509)	(34,778)	11,966	702	(37,619)
Cash flows from investing activities:
Purchases of property and equipment	-	(370)	-	-	(370)
Acquisition of SkillSoft, net of cash received	-	510,120	(38,187)	(1,546,114)	(1,074,181)
Increase in restricted cash	-	1,808	(6)	-	1,802
Net cash provided by (used in) investing activities	-	511,558	(38,193)	(1,546,114)	(1,072,749)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	(1,129,184)	(1,129,184)	-	2,258,368	-
Proceeds from payments (on) intercompany loans	313,732	365,403	33,821	(712,956)	-
Capital received from sale of stock	534,513	.	-	-	534,513
Proceeds from issuance of Senior Credit Facilities, net of fees	-	306,398	-	-	306,398
Proceeds from issuance of Senior Notes, net of fees	296,448	-	-	-	296,448
Net cash provided by (used in) financing activities	15,509	(457,383)	33,821	1,545,412	1,137,359
Effect of exchange rate changes on cash and cash equivalents	-	1,535	(114)	-	1,421
Net increase in cash and cash equivalents	-	20,932	7,480	-	28,412
Cash & cash equivalents, at beginning of period	-	-	-	-	-
Cash & cash equivalents, at end of period	$-	20,932	$7,480	$-	$28,412

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities		74,194	(2,129)	(22,238)	54,085
Cash flows from investing activities:
Purchases of property and equipment	-	(438)	-	-	(438)
Purchases of investments	-	(2,562)	-	-	(2,562)
Maturity of investments	-	6,122	-	-	6,122
Decrease in restricted cash	-	18	9	-	27
Net cash provided by (used in) investing activities	-	3,140	9	-	3,149
Cash flows from financing activities:
Exercise of share options	-	3,065	-	-	3,065
Proceeds from employee share purchase plan	-	1,666	-	-	1,666
Proceeds from payments (on) intercompany loans	-	(14,134)	(8,104)	22,238	-
Principal payments on long term debt	-	(84,365)	-	-	(84,365)
Tax effect related to exercise of non-qualified stock options	-	(282)	-	-	(282)
Net cash (used in) provided by financing activities	-	(94,050)	(8,104)	22,238	(79,916)
Effect of exchange rate changes on cash and cash equivalents	-	(726)	(589)	-	(1,315)
Net decrease in cash and cash equivalents	-	(17,442)	(6,555)	-	(23,997)
Cash & cash equivalents, at beginning of period	-	64,214	12,468	-	76,682
Cash & cash equivalents, at end of period	$-	$46,772	$5,913	$-	$52,685

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may make forward-looking statements relating to, among other things, such matters as anticipated financial performance, business outlook and prospects, strategy, plans, regulatory, market and industry trends, expected levels of liquidity over the next 12 months and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

On May 26, 2010, SSI Investments III Limited (“SSI III”), a wholly owned subsidiary of SSI Investments Limited II (“SSI II”), completed its acquisition of SkillSoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the “Predecessor”) to SkillSoft Limited (“SkillSoft” or the “Successor”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms “the Company”, “we”, “us”, “our” and other similar terms refers to (a) prior to the Acquisition, the Predecessor and its subsidiaries and (b) from and after the Acquisition, SSI II and its subsidiaries including SkillSoft.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

FORMAT OF PRESENTATION

The discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented for both the Predecessor and Successor periods on a combined basis. The information presented for the three and  six months ended July 31, 2011 includes only the results of operations of the Successor. A non-GAAP presentation of the results for the combined three and six months ended July 31, 2010 is provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations and includes the results of operations for the period from May 1 to May 25, 2010 and  February 1 to May 25, 2010 of the Predecessor, respectively and the results of operations for the period from May 26 to July 31, 2010 of the Successor. The discussion refers to the three months ended July 31, 2010 and the six months ended July 31, 2010 as combined three months ended July 31, 2010 and combined six months ended July 31, 2010, respectively. This presentation does not comply with GAAP, it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three and six months ended July 31, 2011 met the requirements for capitalization.

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

Amortization of intangible assets for the period following the Acquisition represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition and the acquisition of 50 Lessons Limited (50 Lessons). The amortization of intangible assets for the period prior to the Acquisition represents amortization of similar intangible asset categories from the Predecessor's acquisitions of NETg, Targeted Learning Corporation (“TLC”), Books24x7 and GoTrain Corp. and the Predecessor's merger with SkillSoft Corporation (the “SmartForce Merger”).

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to an acquisition.

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

BUSINESS OUTLOOK

In the three and six months ended July 31, 2011, we generated revenue of $80.2 million and $156.6 million as compared to $54.7 million and  $131.6 million in the combined three and combined six months ended July 31, 2010. We reported a net loss in the three and six months ended July 31, 2011 of $21.0 million and $43.5 million, respectively, as compared to $74.2 million and $61.6 million in the combined three and combined six months ended July 31, 2010, respectively.

The net loss for the three and six months ended July 31, 2011 was primarily driven by the activities resulting from, and related to, the Acquisition. The significant components of the Acquisition and Acquisition related activities include the following as of July 31, 2011 (amounts in millions):

	Three Months Ended July 31, 2011	Six Months Ended July 31, 2011
Current period impact to reductions to deferred revenue in purchase accounting	$2.2	$7.6
Amortization of intangible assets related to content and technology	16.0	32.0
Current period impact to reductions to prepaid commissions in purchase accounting	~~-~~	(0.5)
Amortization of intangible assets	15.7	31.4
Interest expense from borrowings	15.0	29.9
Subtotal of Acquisition and Acquisition related activities	$48.9	$100.4

We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter sales cycles that include the impact of additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles with new customers and to a lesser extent with our existing and renewing customers. Despite these challenges, our core business this fiscal year has performed generally with our expectations. In response to the cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

In fiscal 2012, we will continue to focus on revenue generation and earnings growth primarily by:

•	cross selling and up selling;
•	evaluating new markets and expansion in existing markets;
•	acquiring new customers;
•	carefully managing our spending;
•	continuing to execute on our new product and technologies and telesales distribution initiatives;
•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives; and
•	focusing more and improve on retaining existing customers.

CRITICAL ACCOUNTING POLICIES

We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC on April 14, 2011. The policies set forth in our Form 10-K have not changed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2011 VERSUS COMBINED THREE MONTHS ENDED JULY 31, 2010

The following table presents our condensed consolidated statements of operations for the periods indicated.

	Successor		Predecessor	Combined (1)
	Three Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from May 1, to May 25, 2010	Three months ended July 31, 2010
	(Unaudited)
Revenue	$80,241	$34,056	$20,620	$54,676
Cost of revenue	7,551	5,211	2,143	7,354
Cost of revenue – amortization of intangible assets	15,986	11,706	8	11,714
Gross profit	56,704	17,139	18,469	35,608
Operating expenses:
Research and development	13,114	7,378	7,462	14,840
Selling and marketing	29,428	14,521	15,574	30,095
General and administrative	7,708	5,675	13,335	19,010
Amortization of intangible assets	15,717	7,789	241	8,030
Acquisition related expenses	551	20,598	9,741	30,339
Total operating expenses	66,518	55,961	46,353	102,314
Operating loss	(9,814)	(38,822)	(27,884)	(66,706)
Other (expense) income, net	(319)	(1,035)	274	(761)
Interest income	41	16	13	29
Interest expense	(15,022)	(18,580)	(1,353)	(19,933)
Loss before benefit for income taxes	(25,114)	(58,421)	(28,950)	(87,371)
Benefit for income taxes	(4,088)	(5,451)	(7,733)	(13,184)
Net loss	$(21,026)	$(52,970)	$(21,217)	$(74,187)

(1)    This presentation does not comply with GAAP, it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

Revenue

	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Revenue:
United States	$59,505	$57,702	$1,803	3%
International	22,983	19,936	3,047	15%
Fair value adjustments to deferred revenue	(2,247)	(22,962)	20,715	*
Total	$80,241	$54,676	$25,565	47%
____________

*           Not meaningful

The increase in total revenue for the three months ended July 31, 2011 versus the combined three months ended July 31, 2010 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition. The increase in domestic and international revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year as compared to the same prior year period.

Costs and Expenses

	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Cost of revenue	$7,551	$7,354	$197	3%
As a percentage of revenue	9%	13%
Cost of revenue – amortization of intangible assets	15,986	11,714	4,272	36%
As a percentage of revenue	20%	21%

The increase in cost of revenue for the three months ended July 31, 2011 versus the combined three months ended July 31, 2010 was primarily due to royalties paid on increased revenue (excluding the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition).

The increase in cost of revenue - amortization of intangible assets for the three months ended July 31, 2011 compared to the combined three months ended July 31, 2010 was primarily due to the timing of the Acquisition, as the three months ended July 31, 2011 included three full months of amortization expense.
	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Research and development	$13,114	$14,840	$(1,726)	(12)%
As a percentage of revenue	16%	27%

The decrease in research and development expense for the three months ended July 31, 2011 as compared to the combined three months ended July 31, 2010 was primarily due to a reduction of $4.7 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition. This was partially offset by incremental software and content development costs of $2.6 million and increased compensation and benefits of $0.3 million during the three months ended July 31, 2011.

	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Selling and marketing	$29,428	$30,095	$(667)	(2)%
As a percentage of revenue	37%	55%

The decrease in selling and marketing expense for the three months ended July 31, 2011 as compared to the combined three months ended July 31, 2010 was primarily due to a reduction of $7.7 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition. This was partially offset by increased compensation and benefits of $1.4 million as a result of an increase in headcount and an increase in commission expense of $0.7 million. We incurred incremental consulting fees of $1.0 million as well as increased marketing costs of $0.6 million to support our sales growth initiatives. In addition there was a $2.9 million increase in commission expense in the current period ended July 31, 2011 from the corresponding period ended July 31, 2010, due to the impact from the write-off of prepaid commissions in purchase accounting related to the Acquisition.

	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
General and administrative	$7,708	$19,010	$(11,302)	(59)%
As a percentage of revenue	10%	35%

The decrease in general and administrative expense for the three months ended July 31, 2011 as compared to the combined three months ended July 31, 2010 was primarily due to a reduction in share-based compensation of $11.1 million resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Amortization of intangible assets	$15,717	$8,030	$7,687	96%
As a percentage of revenue	20%	15%
Acquisition related expenses	551	30,339	(29,788)	(98)%
As a percentage of revenue	1%	55%

The increase in amortization of intangible assets for the three months ended July 31, 2011 as compared to the combined three months ended July 31, 2010 was primarily due to the timing of the Acquisition, as the three months ended July 31, 2011 included three full months of amortization expense.

The decrease in acquisition related expenses for the three months ended July 31, 2011 as compared to the combined three months ended July 31, 2010 was primarily due to activity related to the Acquisition being substantially completed in fiscal 2011.

	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Other (expense) income, net	$(319)	$(761)	$442	(58)%
As a percentage of revenue	0%	(1)%
Interest income	$41	$29	$12	41%
As a percentage of revenue	0%	0%
Interest expense	$(15,022)	$(19,933)	$4,911	(25)%
As a percentage of revenue	(19)%	(36)%

The increase in other expense, net for the three months ended July 31, 2011 as compared to the combined three months ended July 31, 2010 was primarily due to foreign currency fluctuations.

The decrease in interest expense for the three months ended July 31, 2011 as compared to the combined three months ended July 31, 2010 was primarily due to certain non-recurring interest costs which were incurred during the three months ended July 31, 2010. This was partially offset by the timing of when borrowings incurred in connection with the Acquisition were entered into, as the three months ended July 31, 2011 included three full months of interest expense related to Acquisition related borrowings.

Provision for Income Taxes

	THREE MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Benefit for income taxes	$(4,088)	$(13,184)	$(9,096)	69%
As a percentage of revenue	(5)%	(24)%

For the three months ended July 31, 2011 and for the combined three months ended July 31, 2010, our effective  tax rates were 16.3% and 15.1%, respectively. The tax benefit we have recorded in the three months ended July 31, 2011 and the combined three months ended July 31, 2010 are primarily attributable to the  operating losses for such periods. For the three months ended July 31, 2011 and the combined three months ended July 31, 2010, our effective tax rate differed from the Irish statutory rate of 12.5% primarily due to the tax benefit of losses in jurisdictions with higher statutory tax rates.

SIX MONTHS ENDED JULY 31, 2011 VERSUS COMBINED SIX MONTHS ENDED JULY 31, 2010

The following table presents our condensed consolidated statements of operations for the periods indicated.

	Successor		Predecessor	Combined (1)
	Six Months Ended July 31, 2011	For the Period from May 26, to July 31, 2010	For the Period from February 1, to May 25, 2010	Six months ended July 31, 2010
	(Unaudited)
Revenue	$156,636	$34,056	$97,538	$131,594
Cost of revenue	14,836	5,211	9,226	14,437
Cost of revenue – amortization of intangible assets	31,972	11,706	40	11,746
Gross profit	109,828	17,139	88,272	105,411
Operating expenses:
Research and development	26,068	7,378	17,131	24,509
Selling and marketing	56,560	14,521	40,378	54,899
General and administrative	15,776	5,675	21,828	27,503
Amortization of intangible assets	31,386	7,789	1,137	8,926
Acquisition related expenses	859	20,598	15,063	35,661
Total operating expenses	130,649	55,961	95,537	151,498
Operating loss	(20,821)	(38,822)	(7,265)	(46,087)
Other (expense) income, net	(1,654)	(1,035)	385	(650)
Interest income	71	16	95	111
Interest expense	(29,936)	(18,580)	(3,723)	(22,303)
Loss before benefit for income taxes	(52,340)	(58,421)	(10,508)	(68,929)
Benefit for income taxes	(8,883)	(5,451)	(1,894)	(7,345)
Net loss	$(43,457)	$(52,970)	$(8,614)	$(61,584)

(1)
This presentation does not comply with GAAP, it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

(2)

Revenue

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Revenue:
United States	$118,403	$114,793	$3,610	3%
International	45,796	39,763	6,033	15%
Fair value adjustments to deferred revenue	(7,563)	(22,962)	15,399	*
Total	$156,636	$131,594	$25,042	19%
____________

*           Not meaningful

The increase in total revenue for the six months ended July 31, 2011 versus the combined six months ended July 31, 2010 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition. The increase in domestic and international revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year as compared to the same prior year period.

Costs and Expenses

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Cost of revenue	$14,836	$14,437	$399	3%
As a percentage of revenue	9%	11%
Cost of revenue – amortization of intangible assets	31,972	11,746	20,226	172%
As a percentage of revenue	20%	9%
____________

*           Not meaningful

The increase in cost of revenue for the six months ended July 31, 2011 versus the combined six months ended July 31, 2010 was primarily due to royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition).

The increase in cost of revenue - amortization of intangible assets for the six months ended July 31, 2011 compared to the combined six months ended July 31, 2010 was primarily due to the timing of the Acquisition, as the six months ended July 31, 2011 included six full months of amortization expense.

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Research and development	$26,068	$24,509	$1,559	6%
As a percentage of revenue	17%	19%

The increase in research and development expense for the six months ended July 31, 2011 as compared to the combined six months ended July 31, 2010 was primarily due to incremental software content development costs of $5.4 million and increased compensation and benefits of $0.9 million during the six months ended July 31, 2011. This was partially offset by a reduction of $4.9 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Selling and marketing	$56,560	$54,899	$1,661	3%
As a percentage of revenue	36%	42%

The increase in selling and marketing expense for the six months ended July 31, 2011 as compared to the combined six months ended July 31, 2010 was primarily due to increased compensation and benefits of $3.3 million as a result of an increase in headcount and an increase in commission expense of $1.5 million. The increase in headcount also contributed to an increase in travel and office expenses of $0.4 million. In addition there was a $2.3 million increase in commission expense resulting from the write-off of prepaid commissions in purchase accounting related to the Acquisition. We incurred incremental consulting fees of $1.2 million, increased marketing costs of $0.6 million to support our sales growth initiatives and increased professional fees of $0.4 million.  This was partially offset by a reduction of $8.3 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
General and administrative	$15,776	$27,503	$(11,727)	(43)%
As a percentage of revenue	10%	21%

The decrease in general and administrative expense for the six months ended July 31, 2011 as compared to the combined six months ended July 31, 2010 was primarily due to a reduction in share-based compensation of $11.8 million resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Amortization of intangible assets	$31,386	$8,926	$22,460	252%
As a percentage of revenue	20%	7%
Acquisition related expenses	859	35,661	(34,802)	(98)%
As a percentage of revenue	1%	27%

The increase in amortization of intangible assets for the six months ended July 31, 2011 as compared to the combined six months ended July 31, 2010 was primarily due to the amortization of intangible assets acquired in the Acquisition.

The decrease in acquisition related expenses for the six months ended July 31, 2011 as compared to the combined six months ended July 31, 2010 was primarily due to  the timing of the Acquisition, as the six months ended July 31, 2011 included six full months of amortization expense.

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Other (expense) income, net	$(1,654)	$(650)	$(1,004)	154%
As a percentage of revenue	(1)%	0%
Interest income	$71	$111	$(40)	(36)%
As a percentage of revenue	0%	0%
Interest expense	$(29,936)	$(22,303)	$(7,633)	34%
As a percentage of revenue	(19)%	(17)%

The increase in other (expense), net for the six months ended July 31, 2011 as compared to the combined six months ended July 31, 2010 was primarily due to foreign currency fluctuations.

The increase in interest expense for the six months ended July 31, 2011 as compared to the combined six months ended July 31, 2010 was primarily due to the timing of when borrowings incurred in connection with the Acquisition were entered into, as the six months ended July 31, 2011 included six full months of interest expense related to Acquisition related borrowings. This was partially offset by certain non-recurring interest costs which were incurred during the six months ended July 31, 2010.

Provision for Income Taxes

	SIX MONTHS ENDED JULY 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
(Benefit) provision for income taxes	$(8,883)	$(7,345)	$1,538	21%
As a percentage of revenue	(6)%	(6)%

For the six months ended July 31, 2011 and for the combined six months ended July 31, 2010, our effective tax rates were 17.0% and 10.7%, respectively. The tax benefit we recorded for the six months ended July 31 2011 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the six months ended July 31, 2011, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the combined six months ended July 31, 2010, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, our principal source of liquidity was our cash and cash equivalents, which totaled $65.9 million as compared to $35.2 million at January 31, 2011.

Net cash provided by operating activities of $40.1 million for the six months ended July 31, 2011 was primarily due to cash collections in accounts receivable, net of billings, of $81.1 million during the period. This change in accounts receivable is primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable, and this compares to a decrease in accounts receivable of $78.4 million for the combined six months ended July 31, 2010. This change period over period is primarily due to the timing of collections. Cash provided by operating activities also includes our net loss of $43.5 million, which reflects the impact of non-cash expenses for depreciation and amortization of $65.4 million and non-cash interest expense of $2.2 million, which was offset by a non-cash tax benefit of $10.9 million. In addition, we had decreases in deferred revenue of $40.6 million, accrued expenses of $13.0 million and accounts payable of $0.6 million. These decreases are the result of the seasonality of our operations and the movement in deferred revenues was further impacted by the effects of purchase accounting as a result of the Acquisition.

Net cash used in investing activities was $6.2 million for the six months ended July 31, 2011, which includes cash used to acquire 50 Lessons of $3.8 million, net of cash acquired as well as purchases of property and equipment $2.3 million.

Net cash used by financing activities was $4.3 million for the six months ended July 31, 2011. During this period, we made principal payments on our debt of $4.6 million.

We had a working capital deficit of approximately $53.2 million as of July 31, 2011 as compared to a deficit of approximately $56.3 million as of January 31, 2011. The reduction in working capital deficit was primarily due to a net loss of $43.5 million, which reflects the impact of non-cash expenses for depreciation and amortization of $65.4 million and non-cash interest expense of $2.2 million, which was offset by a non-cash tax benefit of $6.2 million. This was partially offset by cash used for the acquisition of 50 Lessons of $3.8 million as well as principal payments made on our Senior Credit Facilities of $4.6 million.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 6 years and Senior Notes due in 7 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at July 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$7,080	$3,690	$3,152	$238	$-
Debt Obligations	628,770	8,217	6,500	6,500	607,553
Total Obligations	$635,850	$11,907	$9,652	$6,738	$607,553

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

On May 26, 2010, in connection with the closing of the Acquisition, we entered into the Senior Credit Facilities with certain lenders providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility, and we also issued an aggregate principal amount of $310.0 million of 11.125% Senior Notes due 2018. The Senior Notes were issued under an indenture among us, as issuer, SSI Co-Issuer LLC, our wholly owned subsidiary; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors. As a result of the Acquisition, we are highly leveraged. As of July 31, 2011, we have outstanding $626.9 million in aggregate indebtedness (which resulted in net proceeds of $602.8 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40 million of borrowing capacity available under our revolving credit facility. As of July 31, 2011, the revolving credit line facility was undrawn. Interest expense for the three and six months ended July 31, 2011 was $15.0 million and $29.9 million, respectively.

EXPLANATION OF USE OF NON-GAAP FINANCIAL RESULTS

In addition to reporting our audited and unaudited financial results in accordance with GAAP to assist investors we on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or unusual charges or benefits.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2011, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our results of operations are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the six months ended July 31, 2011, the period from May 26, 2010 through July 31, 2010 and the period from February 1, 2010 through May 25, 2010, we incurred foreign currency exchange gains (losses) of ($1.7) million, ($1.1) million and $0.4 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2011, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SSI INVESTMENTS II LIMITED

Date: September 14, 2011	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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