Form 10-Q
period 2011-10-31
SSI Investments II Ltd
filed 2011-12-15
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011
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

SSI INVESTMENTS II LIMITED

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2011
INDEX

PAGE NO.
PART I — FINANCIAL INFORMATION	2
Item 1. Unaudited Consolidated Financial Statements:	2
Consolidated Balance Sheets as of October 31, 2011 and January 31, 2011	2
Consolidated Statements of Operations for the Three Month Periods Ended October 31, 2011 and 2010 (Successor), the Nine Month Period Ended October 31, 2011 (Successor) and the period from May 26, 2010 through October 31, 2010 (Successor) and the period from February 1, 2010 through May 25, 2010 (Predecessor)	3
Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2011 (Successor), the period from May 26, 2010 through October 31, 2010 (Successor) and the period from February 1, 2010 through May 25, 2010 (Predecessor)	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	47
Item 4. Controls and Procedures	47
PART II — OTHER INFORMATION	47
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Reserved	47
Item 5. Other Information	47
Item 6. Exhibits	47
SIGNATURE	49
EXHIBIT INDEX	50
EX-4.1 SECOND SUPPLEMENTAL INDENTURE
EX-10.1 AMENDMENT TO THE AMENDED & RESTATED CREDIT AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS)

	October 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,954	$35,199
Restricted cash	118	59
Accounts receivable, net	88,565	144,665
Deferred tax assets	2,337	1,644
Prepaid expenses and other current assets	25,798	25,717
Total current assets	156,772	207,284
Property and equipment, net	9,201	4,977
Goodwill	611,065	564,516
Intangible assets, net	578,654	590,162
Deferred tax assets	3,871	2,291
Other assets	22,678	23,757
Total assets	$1,382,241	$1,392,987
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$1,566	$8,487
Accounts payable	14,436	5,189
Accrued compensation	14,536	16,962
Accrued expenses	44,172	31,513
Deferred tax liabilities	6,791	4,615
Deferred revenue	153,879	196,803
Other liabilities	992	-
Total current liabilities	236,372	263,569

Long term debt	713,191	622,973
Deferred tax liabilities	58,946	75,178
Other long term liabilities	5,574	3,444
Total long term liabilities	777,711	701,595
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $1.00 par value:1,000,000,000 shares authorized; 534,513,270 shares issued at October 31, 2011 and January 31, 2011	534,513	534,513
Additional paid-in capital	325	-
Accumulated deficit	(182,692)	(119,090)
Accumulated other comprehensive income	16,012	12,400
Total shareholders’ equity	368,158	427,823
Total liabilities and shareholders’ equity	$1,382,241	$1,392,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS)

	Successor				Predecessor
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	For the Period from May 26, to October 31, 2010	For the Period from February 1, to May 25, 2010
Revenue	$85,481	$52,544	$242,117	$86,600	$97,538
Cost of revenue	8,588	7,036	23,424	12,247	9,226
Cost of revenue – amortization of intangible assets	16,411	15,986	48,383	27,692	40
Gross profit	60,482	29,522	170,310	46,661	88,272
Operating expenses:
Research and development	13,047	10,275	39,115	17,653	17,131
Selling and marketing	29,165	22,254	85,725	36,775	40,378
General and administrative	7,787	7,569	23,563	13,244	21,828
Amortization of intangible assets	16,171	10,752	47,557	18,541	1,137
Acquisition related expenses	1,535	998	2,394	21,596	15,063
Merger and integration related expenses	1,035	-	1,035	-	-
Restructuring	2,170	-	2,170	-	-
Total operating expenses	70,910	51,848	201,559	107,809	95,537
Operating loss	(10,428)	(22,326)	(31,249)	(61,148)	(7,265)
Other income (expense), net	431	(487)	(1,223)	(1,522)	385
Interest income	67	36	138	52	95
Interest expense	(15,353)	(15,131)	(45,289)	(33,711)	(3,723)
Loss before benefit for income taxes	(25,283)	(37,908)	(77,623)	(96,329)	(10,508)
Benefit for income taxes	(5,139)	(2,620)	(14,022)	(8,071)	(1,894)
Net loss	$(20,144)	$(35,288)	$(63,601)	$(88,258)	$(8,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Successor		Predecessor
	Nine Months Ended October 31, 2011	For the Period from May 26, to October 31, 2010	For the Period from February 1, to May 25, 2010
Cash flows from operating activities:
Net loss	$(63,601)	$(88,258)	$(8,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	-	-	25,159
Depreciation and amortization	3,013	1,661	1,374
Amortization of intangible assets	95,940	46,233	1,177
Recovery of bad debts	(78)	(90)	(52)
Benefit for income taxes - non-cash	(16,814)	(9,613)	(2,800)
Non-cash interest expense	3,347	1,903	3,219
Tax effect related to exercise of non-qualified stock options	-	-	282
Changes in current assets and liabilities, net of acquisitions
Accounts receivable	71,588	(9,105)	86,230
Prepaid expenses and other current assets	1,796	(1,752)	(2,218)
Accounts payable	(2,835)	424	(1,559)
Accrued expenses, including long-term	3,930	3,204	(6,296)
Deferred revenue	(55,682)	28,140	(41,817)
Net cash provided by (used in) operating activities	40,604	(27,253)	54,085
Cash flows from investing activities:
Purchases of property and equipment	(4,618)	(1,709)	(438)
Acquisition of SkillSoft, net of cash acquired	-	(1,074,181)	-
Purchases of investments	-	-	(2,562)
Maturity of investments	-	-	6,122
Acquisition of Element K, net of cash acquired	(109,448)	-	-
Acquisition of 50 Lessons	(3,820)	-	-
(Increase) decrease in restricted cash, net	(59)	1,837	27
Net cash (used in) provided by investing activities	(117,945)	(1,074,053)	3,149
Cash flows from financing activities:
Exercise of share options	-	-	3,065
Capital contribution	325	-	-
Proceeds from employee share purchase plan	-	-	1,666
Proceeds from issuance of ordinary shares	-	534,513	-
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	85,434	306,398	-
Proceeds from issuance of Senior Notes, net of issuance costs and original issue discount	-	296,448	-
Principal payments on Senior Credit Facilities	(4,605)	(813)	(84,365)
Tax effect related to exercise of non-qualified stock options	-	-	(282)
Net cash provided by (used in) financing activities	81,154	1,136,546	(79,916)
Effect of exchange rate changes on cash and cash equivalents	942	1,866	(1,315)
Net increase (decrease) in cash and cash equivalents	4,755	37,106	(23,997)
Cash and cash equivalents, beginning of period	35,199	-	76,682
Cash and cash equivalents, end of period	$39,954	$37,106	$52,685

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2011 and the results of its operations and cash flows for three and nine month periods ended October 31, 2011. The results prior to May 26, 2010 represent the Predecessor period. The Predecessor period does not include financial information of SSI II because prior to May 26, 2010, SSI II did not conduct operations or have any material assets. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, as filed with the SEC on April 14, 2011. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2011 and January 31, 2011, the Company did not have any cash equivalents or available for sale investments.

At October 31, 2011 and January 31, 2011, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the nine months ended October 31, 2011, the period from May 26, 2010 through October 31, 2010 and for the period from February 1, 2010 through May 25, 2010.

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

Excess tax benefits from the exercise of share options, classified as a cash flow from financing activities, were $0.3 million for the period from February 1, 2010 through May 25, 2010.

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

No tax benefit was realized during the three and nine month periods ended October 31, 2011, as no stock options were exercised.

The Company granted 5,180 options under the 2010 Plan during the three months ended October 31, 2011. During the nine months ended October 31, 2011, 37,612 options were granted under the 2010 Plan. Each option entitled the holder to acquire an ordinary share at an aggregate strike price of $100.

Service-Based Vesting Options

Grants of options which become exercisable on service consist of options to purchase 15,546 shares of Luxco II common stock that vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of the grant date) provided the participant of the option plan is continuously employed by Luxco II or any of its subsidiaries, and vest immediately upon a change in control of Luxco II. The options expire 10 years from the date of grant.

Service-based vesting options were valued on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

	Assumptions
	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2011
Expected term (years)	6.44	6.16
Expected volatility	57.15%	56.96%
Risk-free interest rate	1.35%	2.38%
Dividend yield	0%	0%
Fair value of underlying shares	$100.00	$100.00

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

The Company performed a contemporaneous valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the three months ended October 31, 2011. The Company relied on this valuation analysis in determining the fair value of the share-based payment awards. This valuation was performed using a similar methodology that was used in the previous periods following the Acquisition.

The fair value of Luxco II’s shares determined for the valuation of share-based payment awards for the periods preceding the three months ended October 31, 2011 were based on the purchase price paid for the Company in the Acquisition. Luxco II’s board of directors felt this most accurately represented fair market value due to the transaction occurring within a year preceding the grant dates of these awards.

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

The weighted-average grant date fair value of the options with service conditions granted in the three and nine months ended October 31, 2011 were $55.22 and $55.50 per share, respectively.

For the three and nine months ended October 31, 2011, no stock-based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by Luxco II for any shares of Luxco II acquired from the exercise of options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

There is $14.8 million of unrecognized compensation expense associated with service based options.

Options with Performance and Market Conditions

Luxco II also granted options to purchase 21,746 shares of Luxco II that vest based on the completion of a liquidity event that results in specified returns on the equity sponsors’ investment in Luxco II.
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

The fair value of the options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these options were as follows:

	Assumptions
	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2011
Expected term (years)	5	5
Expected volatility	58.24%	58.48%
Risk-free interest rate	0.95%	1.17%
Dividend yield	0%	0%
Fair value of underlying shares	$100.00	$100.00

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

The fair value of Luxco II’s shares determined for the valuation of share-based payment awards for the period from February 1, 2011 through October 31, 2011 was determined using the same assumptions as the service-based vesting options.

The weighted-average grant date fair value of options with performance and market conditions granted in the three and nine months ended October 31, 2011 were $30.83 and $33.66 per share, respectively. There is $13.9 million of unrecognized expense associated with market- and performance-based options. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the three and nine months ending October 31, 2011. In accordance with Topic 718, if a liquidity event occurs, Luxco II will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

(b)           Share Capital following the Acquisition

As of October 31, 2011, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of October 31, 2011 and January 31, 2011, 534,513,270 ordinary shares were issued and outstanding.

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

On March 31, 2010, SkillSoft and SSI III, a wholly owned subsidiary of SSI II, announced an agreement on the terms of the proposed revised recommended acquisition of SkillSoft by SSI III for cash at the price of $11.25 per SkillSoft share (the “Acquisition”) to be implemented by means of a scheme of arrangement under Irish law (the “Scheme”). SkillSoft and SSI III had previously announced on February 12, 2010 that they had reached agreement on the terms of a recommended acquisition of SkillSoft by SSI III for cash at a price of $10.80 per SkillSoft share. The price was increased to $11.25 in the March 31, 2010 agreement.

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

The acquisition of SkillSoft was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the results of SkillSoft have been included in the Company's consolidated financial statements since the date of acquisition.

The cash purchase price of $1.1 billion was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the allocation of the purchase price (in thousands):

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the Acquisition resulted in the recognition of goodwill primarily because the Acquisition is expected to help the Company reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies. Goodwill is not deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the Acquisition including deferred revenue that was ascribed a fair value of $77.4 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of SkillSoft's deferred revenue by $78.1 million. Approximately $1.5 million of acquired SkillSoft deferred revenue remained unamortized at October 31, 2011.

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

	Three Months Ended	Nine Months Ended
	October 31, 2010	October 31, 2010
Revenue	$57,588	152,419
Cost of revenue	7,036	21,272
Cost of revenue – amortization of intangible assets	15,986	47,958
Gross profit	34,566	83,189
Operating expenses:
Research and development	10,275	29,923
Selling and marketing	22,811	64,880
General and administrative	7,569	23,524
Amortization of intangible assets	12,056	36,167
Acquisition related expenses	998	36,659
Total operating expenses	53,709	191,153
Operating loss	(19,143)	(107,964)
Other (expense), net	(487)	(1,137)
Interest income	36	147
Interest expense	(15,105)	(45,282)
Loss before benefit from income taxes	(34,699)	(154,236)
Benefit from income taxes	1,182	(1,631)
Net loss	$(35,881)	(152,605)

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

The acquisition of 50 Lessons was preliminarily accounted for as a business combination under ASC 805, Business Combinations, using the purchase method. Accordingly, the results of 50 Lessons have been included in the Company's consolidated financial statements since the date of acquisition and were immaterial to the Company's condensed consolidated financial statements.

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

(c)	Element K

On October 14, 2011, SkillSoft Corporation and SkillSoft Ireland Limited (the "Buyers"), indirect subsidiaries of SSI II, entered into a purchase agreement (the "Purchase Agreement"), dated as of October 14, 2011, among the Buyers, NIIT Ventures, Inc. ("NIIT Ventures") and NIIT (USA), Inc., subsidiaries of NIIT Limited, to acquire the Element K business (‘Element K’) from NIIT Ventures for approximately $109.2 million in cash, subject to customary post-closing adjustments. The combined entity offers a more robust multi-modal solution that includes online courses, simulations, digitized books and an online video library as well as complementary learning technologies. The acquisition supports SkillSoft’s mission to deliver comprehensive and high quality learning solutions and positions the Company to serve the demands of this highly competitive and growing marketplace.

The acquisition of Element K was preliminarily accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the results of Element K have been included in the Company's consolidated financial statements since the date of acquisition.

The Purchase Agreement provides for an adjustment to the purchase price for changes in working capital. If there is a change in the amount of the consideration paid for Element K, goodwill will be adjusted by the amount of the change in consideration during the initial purchase price allocation period.

The cash purchase price of $110.3 million, which includes $109.2 million paid in cash and the current estimate for the working capital true up of $1.1 million, was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$16,018
Property and equipment	2,605
Goodwill	42,658
Amortizable intangible assets	81,570
Current liabilities	(21,673)
Deferred revenue	(10,850)
Total	$110,328

The estimated fair values assigned to intangible assets, property and equipment, accrued expenses, goodwill, uncertain tax positions, deferred revenue and related income statement accounts are considered preliminary. Furthermore the Company is in the process of evaluating the impact of the acquisition of Element K on its segment reporting and determination of reporting units for goodwill impairment testing purposes.

The acquisition of Element K resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $42.7 million and $81.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Non-compete agreement	$4,070	5 years
Trademark/tradename	440	5 years
Courseware	12,950	3 years
Proprietary delivery and development software	3,290	18 months
Customer relationships	48,140	8 years
Backlog	12,680	4 years
	$81,570

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The trademark/tradename and customer relationships were valued using the income approach and the developed software and courseware were valued using the cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of Element K resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies. Goodwill is deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the acquisition of Element K, including deferred revenue that was ascribed a fair value of $10.9 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of Element K's deferred revenue by $15.7 million. Approximately $9.8 million of acquired Element K deferred revenue remained unamortized at October 31, 2011.

In addition, the Company recorded an adjustment of $1.6 million to record the unfavorable operating lease commitments from the acquired Element K facilities leases.

The Company incurred acquisition related expenses which primarily consist of transaction fees, legal, accounting and other professional services related to the acquisition transaction.

For the period subsequent to the acquisition of Element K (October 15, 2011 through October 31, 2011), Element K contributed approximately $2.7 million of revenue to the operations of the Company and contributed losses of approximately $3.5 million. The losses were impacted by certain fair market value adjustments related to purchase accounting, including a reduction in deferred revenue (and related revenue amortization) as well as amortization of intangible assets valued as part of the acquisition.

SUPPLEMENTAL PRO-FORMA INFORMATION

The Company concluded that the acquisition of Element K represents a material business combination for purposes of disclosure requirements under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and Element K for the three and nine months ended October 31, 2011 as if the acquisition had occurred as of the beginning of the comparable prior annual period preceding the acquisition of Element K, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments such as deferred revenue valuation adjustments (in thousands):

	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2011	Three Months Ended October 31, 2010	Nine Months Ended October 31, 2010 (Combined Predecessor and Successor)
Revenue	$110,300	$313,235	$76,840	$204,914
Net loss	(22,659)	(75,011)	(41,191)	(171,154)

Significant non-recurring pro-forma adjustments impacting these figures include the deferred revenue valuation adjustments which increased pro-forma revenues by $0.9 million and $1.4 million for the three and nine month periods ended October 31, 2011 and decreased pro-forma revenues by $2.3 million and $12.2 million for the three and nine month periods ended October 31, 2010.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Element K occurred as of February 1, 2010.

7. RESTRUCTURING

In connection with the acquisition of Element K, the Company’s management approved and initiated plans to integrate Element K into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded a $2.2 million restructuring charge for the three months ended October 31, 2011, which is included in the statement of operations as restructuring. Substantially all of this charge represents the severance costs of terminated employees which met criteria for recognition in the three months ended October 31, 2011.

.

Activity in the Company’s restructuring accrual was as follows (in thousands):

Restructuring charges incurred	$2,170
Payments made	-
Restructuring accrual as of October 31, 2011	$2,170

The Company anticipates that the remainder of the restructuring accrual will be paid out by the end of fiscal 2013.

8. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	October 31, 2011			January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$265,278	$92,375	$172,903	$247,958	$43,828	$204,130
Customer contracts/ relationships	275,691	48,419	227,272	225,688	21,993	203,695
Trademarks and trade names	15,220	2,981	12,239	14,700	1,465	13,235
Backlog	57,780	25,476	32,304	45,100	5,898	39,202
Non-compete agreement	4,070	34	4,036	-	-	-
SkillSoft trademark	129,900	-	129,900	129,900	-	129,900
	$747,939	$169,285	$578,654	$663,346	$73,184	$590,162

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2012 (remaining three months)	$37,318
2013	125,043
2014	105,324
2015	78,900
2016	41,483
2017	19,647
2018	15,510
2019	12,676
2020	10,333
2021	2,520
Total	$448,754

In connection with the Acquisition, the Company concluded that its “SkillSoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the SkillSoft name.

The change in goodwill at October 31, 2011 from the amount recorded at January 31, 2011 is as follows:

Gross carrying amount of goodwill, January 31, 2011	$564,516
Acquisition of Element K	42,658
Acquisition of 50 Lessons	2,107
Foreign currency translation adjustment	1,784
Gross carrying amount of goodwill, October 31, 2011	$611,065

The Company will be conducting its annual impairment test of goodwill for fiscal 2012 on the first day of the fourth quarter. There were no indicators of impairment in the third quarter of fiscal 2012.

9. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Successor				Predecessor
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	For the Period from May 26, to October 31, 2010	For the Period from February 1, to May 25, 2010
Comprehensive
Net loss	$(20,144)	$(35,288)	$(63,601)	$(88,258)	$(8,614)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(3,871)	4,654	3,612	12,693	210
Unrealized gains on available-for-sale securities	(5)	-	-	-	-
Comprehensive loss	$(24,020)	$(30,634)	$(59,989)	$(75,565)	$(8,404)

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.

The Company has significant net operating loss (NOL) carryforwards mainly in Ireland and the U.S.. Some of the U.S. NOLs are subject to potential limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

Predecessor Period

For the period from February 1 to May 25, 2010, the Company's effective tax rate was 18.0%. During this period, the Company recorded an income tax benefit of $1.9 million, consisting of a cash tax provision of $0.9 million and a non-cash tax benefit of $2.8 million. Included in the non-cash tax benefit of $2.8 million is a $0.5 million provision due to an adjustment to the Company's net operating loss carryforward related to a deferred tax asset and a $0.2 million provision related to uncertain tax return positions.

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

Successor Period

For the three and nine months ended October 31, 2011, the Company recorded an income tax benefit of $5.1 million and $14.0 million, respectively. The Company's effective tax rate for the three and nine months ended October 31, 2011 was 20.3% and 18.1%, respectively. The tax benefit for the three months ended October 31, 2011 consists of a cash tax provision of $0.8 million and a non-cash tax benefit of $5.9 million. For the nine months ended October 31, 2011, the tax benefit consists of a cash tax provision of $2.8 million and a non-cash tax benefit of $16.8 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $8.4 million at October 31, 2011, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of October 31, 2011, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as Ireland, the United States, the United Kingdom, Germany, Australia and Canada. With few exceptions, the Company is no longer subject to any national level income tax examinations for years before fiscal 2008.

In August 2011, the Company was notified by the U.S. Internal Revenue Service that its income tax filing for the period ended January 31, 2010 had been selected for examination. The examination is still in its preliminary stages, and to date the Company has no expectation that any material adjustments will be proposed.

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

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Successor				Predecessor
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	For the Period from May 26, to October 31, 2010	For the Period from February 1, to May 25, 2010
Revenue:
United States	$64,410	$59,092	$182,813	$101,301	$72,583
United Kingdom	7,908	8,603	23,744	14,617	10,802
Canada	4,591	3,788	12,913	6,498	4,789
Europe, excluding United Kingdom	4,417	2,444	12,979	4,138	2,754
Australia/New Zealand	4,385	3,653	13,402	6,160	4,268
Other	2,144	1,817	6,202	3,701	2,342
Purchase accounting adjustments	(2,374)	(26,853)	(9,936)	(49,815)	-
Total revenue	$85,481	$52,544	$242,117	$86,600	$97,538

Long-lived tangible assets at international locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Professional fees	$3,151	$4,088
Sales tax payable/VAT payable	2,121	6,587
Accrued royalties	6,466	1,447
Accrued tax	1,309	578
Interest payable	16,504	7,616
Other accrued liabilities	14,621	11,197
Total accrued expenses	$44,172	$31,513

14. OTHER ASSETS

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	October 31, 2011	January 31, 2011
Debt financing cost – long term (See Note 16)	$21,781	$23,048
Other	897	709
Total other assets	$22,678	$23,757

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	October 31, 2011	January 31, 2011
Uncertain tax positions; including interest and penalties – long term	3,986	3,230
Unfavorable lease commitments assumed in the acquisition of Element K	1,359	-
Other	229	214
Total other long-term liabilities	$5,574	$3,444

16. CREDIT FACILITIES AND DEBT

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

Successor

SENIOR CREDIT FACILITIES

On May 26, 2010, in connection with the closing of the Acquisition, the Company entered into a senior credit facility (the “Senior Credit Facilities”) with certain lenders providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of October 31, 2011, there were no amounts outstanding under the revolving credit facility.

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

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of October 31, 2011, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On September 30, 2011, the Company elected its interest calculation to be based on adjusted LIBOR.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At October 31, 2011, the Company was in compliance with this financial covenant.

In addition, the Company’s Senior Credit Facilities include negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets (including pursuant to sale and leaseback transactions); pay dividends and distributions or repurchase its capital stock; make investments, loans or advances; repay certain indebtedness (including the Senior Notes defined below); engage in certain transactions with affiliates; amend material agreements governing certain indebtedness (including the Senior Notes); and change its lines of business.

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At October 31, 2011, the Company was in compliance with these covenants.

In connection with the Senior Credit Facilities, the Company incurred debt financing costs of $18.6 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the three and nine months ended October 31, 2011, the Company paid approximately $5.3 million and $15.8 million in interest, respectively. During the three and nine months ended October 31, 2011, the Company recorded $0.7 million and $2.1 million, respectively, of amortized interest expense related to the capitalized debt financing costs. During the three months ended October 31, 2010, the Company paid approximately $5.5 million in interest and recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs. During the period from May 26, 2010 through October 31, 2010, the Company paid approximately $7.5 million in interest and recorded $1.2 million of amortized interest expense related to the capitalized debt financing costs.

On October 14, 2011, SSI Investments I Limited ("Holdings") and SkillSoft Corporation ("Borrower") entered into an amendment, (the "Incremental Amendment") to the Senior Credit Facilities, dated as of May 26, 2010, among Holdings, Borrower (as successor in interests and obligations to SkillSoft Limited, as successor in interests and obligations to SSI II), Morgan Stanley Senior Funding, Inc., the lenders party thereto, and the other agents named therein.

Under terms of the Incremental Amendment, Morgan Stanley Senior Funding, Inc. and Barclays Capital agreed to provide an additional $90.0 million in new term loans (the "Tranche C Term Loans") conditioned upon, among other things, the consummation of the acquisition of Element K substantially concurrently with the borrowing of such Tranche C Term Loans. The Incremental Amendment restricts the use of proceeds from such Tranche C Term Loans solely (i) to finance the acquisition of Element K, (ii) to repay existing indebtedness of Element K and (iii) to pay fees and expenses incurred in connection with the acquisition of Element K. The Tranche C Term Loans will have the same terms as the outstanding terms loan under the Senior Credit Facilities, including with respect to interest rate (including applicable margins), amortization, maturity date and optional and mandatory prepayments; provided, however, that in certain circumstances, prior to January 12, 2012, in consultation with Borrower, the applicable margins for the Tranche C Term Loans may be adjusted pursuant to a pricing notice delivered by Morgan Stanley Senior Funding, Inc. and Barclays Capital in accordance with the terms of the Senior Credit Facilities.

In connection with the Incremental Amendment, the Company incurred debt financing costs of $2.3 million and provided a $2.25 million original issue discount to the Tranche C Term Loan lenders. The Company capitalized debt financing costs as assets and recorded the original issue discount as a reduction to the carrying value of the Tranche C Term loans. Deferred financing costs and the original issue discount are being amortized to interest expense over the term of the loans. During the three months ended October 31, 2011, the Company recorded $0.1 million of amortized interest expense related to the capitalized debt financing costs and original issue discount.

Future scheduled minimum payments including estimated mandatory prepayments under the Senior Credit Facilities are as follows (in thousands):

Fiscal 2012	$225
Fiscal 2013	2,796
Fiscal 2014	4,150
Fiscal 2015	4,150
Fiscal 2016	4,150
Fiscal 2017	4,150
Fiscal 2018	389,150
Total	$408,771

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

The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Company’s Senior Credit Facilities.

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Senior Notes. The Company has estimated the value of this option to be nominal as of May 26, 2010 and October 31, 2011. This call feature is marked to market over the period it is active.

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

The indenture governing the Senior Notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At October 31, 2011, the Company was in compliance with these covenants.

In connection with issuance of the Senior Notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the notes. During the three and nine months ended October 31, 2011, the Company recorded $0.4 million and $1.1 million of amortized interest expense related to the capitalized debt financing costs and original issue discount, respectively. During the three months ended October 31, 2010, the Company recorded $0.4 million of amortized interest expense related to the capitalized debt financing costs. During the period from May 26, 2010 through October 31, 2010, the Company recorded $0.6 million of amortized interest expense related to the capitalized debt financing costs.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. The Company is required to adopt Update No. 2011-04 in the quarter ending April 30, 2012 and management does not believe its adoption will have a significant impact on the future results of operations or financial position.

In May 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. ASU 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. The Company is required to adopt Update No. 2011-05 for the quarter ending April 30, 2012.

18. FAIR VALUE MEASUREMENTS

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

The Company had nominal assets that would be considered Type 1 and no assets or liabilities that would be considered Type 2 or 3 as of October 31, 2011. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of October 31, 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of October 31, 2011 were as follows (in thousands):

	October 31, 2011
	Carrying Value	Fair Value
Senior Notes	$310,000	$327,245

The fair value of the Senior Notes is determined by the trading price on October 31, 2011.

19. GUARANTORS

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 16. The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of the Company (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Company’s Senior Credit Facilities. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s Senior Credit Facilities, described in Note 16.

In connection with the acquisition of Element K. Element K Corporation has been included as a guarantor and as a result unconditionally guarantees the Company’s Senior Credit Facilities, described in Note 16.

The following condensed consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidated and Combining Balance Sheets as of October 31, 2011 and the Condensed Consolidated and Combining Statements of Operations and Statements of Cash Flows for nine months ended October 31, 2011 and the period from May 26, 2010 to October 31, 2010 of the Company, which is the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated basis.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$68	$29,747	$10,139	$-	$39,954
Restricted cash	-	11	107	-	118
Accounts receivable, net	-	75,545	13,020	-	88,565
Intercompany receivables	-	348,750	-	(348,750)	-
Deferred tax assets	-	2,335	2	-	2,337
Prepaid expenses and other current assets	1,485	21,554	2,547	212	25,798
Total current assets	1,553	477,942	25,815	(348,538)	156,772
Property and equipment, net	-	8,697	504	-	9,201
Goodwill	-	584,113	26,952	-	611,065
Intangible assets, net	-	556,984	21,670	-	578,654
Investment in subsidiaries	1,030,049	1,253,059	4,167	(2,287,275)	-
Investment in, and advances to, nonconsolidated affiliates	-	212	-	(212)	-
Deferred tax assets	-	3,705	166	-	3,871
Other assets	8,001	14,440	237	-	22,678
Total assets	$1,039,603	$2,899,152	$79,511	$(2,636,025)	$1,382,241

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$1,566	$-	$-	$1,566
Accounts payable	-	14,220	216	-	14,436
Accrued compensation	-	13,179	1,357	-	14,536
Accrued expenses	14,415	27,183	2,574	-	44,172
Intercompany payable	348,811	851,479	34,819	(1,235,109)	-
Other liabilities	-	696	696	(400)	992
Deferred tax liabilities	-	6,789	2	-	6,791
Deferred revenue	-	134,533	19,346	-	153,879
Total current liabilities	363,226	1,049,645	59,010	(1,235,509)	236,372

Long term debt	308,218	404,973	-	-	713,191
Deferred tax liabilities	-	54,375	4,571	-	58,946
Other long term liabilities	-	4,296	1,278	-	5,574
Total long term liabilities	308,218	463,644	5,849	-	777,711
Total shareholders' equity	368,159	1,385,863	14,652	(1,400,516)	368,158
Total liabilities and shareholders' equity	$1,039,603	$2,899,152	$79,511	$(2,636,025)	$1,382,241

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$3	$19,719	$15,477	$-	$35,199
Restricted cash	-	-	59	-	59
Accounts receivable, net	-	127,849	16,816	-	144,665
Intercompany receivables	-	365,302	-	(365,302)	-
Deferred tax assets	-	1,554	90	-	1,644
Prepaid expenses and other current assets	1,460	21,585	2,546	126	25,717
Total current assets	1,463	536,009	34,988	(365,176)	207,284
Property and equipment, net	-	4,972	5	-	4,977
Goodwill	-	538,624	25,892	-	564,516
Intangible assets, net	-	566,413	23,749	-	590,162
Investment in subsidiaries	1,062,759	1,191,397	402	(2,254,558)	-
Investment in, and advances to, nonconsolidated affiliates	-	126	-	(126)	-
Deferred tax assets	-	2,108	183	-	2,291
Other assets	9,091	14,650	16	-	23,757
Total assets	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$8,487	$-	$-	$8,487
Accounts payable	-	5,160	29	-	5,189
Accrued compensation	9	15,032	1,921	-	16,962
Accrued expenses	5,806	22,531	3,176	-	31,513
Intercompany payable	331,589	819,593	66,359	(1,217,541)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	5,117	(502)	-	4,615
Deferred revenue	-	174,398	22,405	-	196,803
Total current liabilities	337,404	1,050,318	93,788	(1,217,941)	263,569

Long term debt	308,086	314,887	-	-	622,973
Deferred tax liabilities	-	76,466	(1,288)	-	75,178
Other long term liabilities	-	2,260	1,184	-	3,444
Total long term liabilities	308,086	393,613	(104)	-	701,595
Total shareholders' equity	427,823	1,410,368	(8,449)	(1,401,919)	427,823
Total liabilities and shareholders' equity	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$81,344	$10,986	$(6,849)	$85,481
Cost of revenue	-	8,619	6,818	(6,849)	8,588
Cost of revenue - amortization of intangible assets	-	16,411	-	-	16,411
Gross profit	-	56,314	4,168	-	60,482
Operating expenses:
Research and development	-	12,914	133	-	13,047
Selling and marketing	-	25,652	3,513	-	29,165
General and administrative	52	7,447	288	-	7,787
Amortization of intangible assets	-	15,149	1,022	-	16,171
Acquisition related expenses	-	1,535	-	-	1,535
Merger and integration related expenses	-	1,028	7	-	1,035
Restructuring	-	2,130	40	-	2,170
Total operating expenses	52	65,855	5,003	-	70,910
Operating loss	(52)	(9,541)	(835)	-	(10,428)
Other income (expense), net	(5)	11,019	185	(10,768)	431
Interest income	-	47	20	-	67
Interest expense	(9,032)	(6,320)	(1)	-	(15,353)
Loss before benefit of income taxes	(9,089)	(4,795)	(631)	(10,768)	(25,283)

Equity in (losses) earnings of subsidiaries before taxes	(16, 206)	(515)	-	16,721	-
Benefit of income taxes	(5,139)	(5,023)	(116)	5,139	(5,139)

Net loss	$(20,156)	$(287)	$(515)	$814	$(20,144)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$49,055	$7,746	$(4,257)	$52,544
Cost of revenue	-	7,001	4,292	(4,257)	7,036
Cost of revenue - amortization of intangible assets	-	15,512	-	474	15,986
Gross profit	-	26,542	3,454	(474)	29,522
Operating expenses:
Research and development	-	9,974	301	-	10,275
Selling and marketing	-	20,003	2,251	-	22,254
General and administrative	17	7,405	147	-	7,569
Amortization of intangible assets	-	(3,574)	908	13,418	10,752
Acquisition related expenses	-	998	-	-	998
Total operating expenses	17	34,806	3,607	13,418	51,848
Operating loss	(17)	(8,264)	(153)	(13,892)	(22,326)
Other income (expense), net	-	10,890	(608)	(10,769)	(487)
Interest income	-	4	32	-	36
Interest expense	(9,029)	(6,102)	-	-	(15,131)
Loss before benefit of income taxes	(9,046)	(3,472)	(729)	(24,661)	(37,908)
Equity in (losses) earnings of subsidiaries before taxes	(28,862)	(688)	-	29,550	-
Benefit of income taxes	(2,620)	(2,579)	(41)	2,620	(2,620)
Net loss	$(35,288)	$(1,581)	$(688)	$(2,268)	$(35,288)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$230,578	$32,171	$(20,632)	$242,117
Cost of revenue	-	23,450	20,606	(20,632)	23,424
Cost of revenue - amortization of intangible assets	-	48,383	-	-	48,383
Gross profit	-	158,745	11,565	-	170,310
Operating expenses:
Research and development	-	38,982	133	-	39,115
Selling and marketing	-	76,132	9,593	-	85,725
General and administrative	52	22,763	748	-	23,563
Amortization of intangible assets	-	44,461	3,096	-	47,557
Acquisition related expenses	-	2,379	15	-	2,394
Merger and integration related expenses	-	1,028	7	-	1,035
Restructuring	-	2,130	40	-	2,170
Total operating expenses	52	187,875	13,632	-	201,559
Operating loss	(52)	(29,130)	(2,067)	-	(31,249)
Other income (expense), net	(9)	32,267	(1,177)	(32,304)	(1,223)
Interest income	-	97	41	-	138
Interest expense	(27,094)	(18,195)	-	-	(45,289)
Loss before benefit of income taxes	(27,155)	(14,961)	(3,203)	(32,304)	(77,623)

Equity in (losses) earnings of subsidiaries before taxes	(50,343)	(2,690)	-	53,033	-
Benefit of income taxes	(14,022)	(13,509)	(513)	14,022	(14,022)

Net loss	$(63,476)	$(4,142)	$(2,690)	$6,707	$(63,601)

.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM MAY 26, 2010 TO OCTOBER 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenues	$-	$81,251	$13,695	$(8,346)	$86,600
Cost of revenues	-	12,188	8,405	(8,346)	12,247
Cost of revenues - amortization of intangible assets	-	27,692	-	-	27,692

Gross profit	-	41,371	5,290	-	46,661

Operating expenses:
Research and development	-	17,172	481	-	17,653
Selling and marketing	-	33,050	3,725	-	36,775
General and administrative	23	13,005	216	-	13,244
Amortization of intangible assets	-	17,004	1,537	-	18,541
Acquisition related expenses	7,879	13,717	-	-	21,596

Total operating expenses	7,902	93,948	5,959	-	107,809

Operating loss	(7,902)	(52,577)	(669)	-	(61,148)

Other (expense) income, net	-	9,663	(1,119)	(10,066)	(1,522)
Interest income	-	19	45	(12)	52
Interest expense	(23,158)	(10,565)	-	12	(33,711)

Income before provision for income taxes	(31,060)	(53,460)	(1,743)	(10,066)	(96,329)

Equity in (losses) earnings of subsidiaries before taxes	(65,257)	(1,622)	-	66,879	-
Benefit) of income taxes	(8,071)	(7,949)	(122)	8,071	(8,071)

Net (loss) income	$(88,246)	$(47,133)	$(1,621)	$48,742	$(88,258)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
 (UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$92,854	$9,329	$(4,645)	$97,538
Cost of revenue	-	9,166	4,705	(4,645)	9,226
Cost of revenue - amortization of intangible assets	-	822	-	(782)	40
Gross profit	-	82,866	4,624	782	88,272
Operating expenses:
Research and development	-	16,744	387	-	17,131
Selling and marketing	-	36,825	3,553	-	40,378
General and administrative	-	21,513	315	-	21,828
Amortization of intangible assets	-	24,422	-	(23,285)	1,137
Acquisition related expenses	-	15,063	-	-	15,063
Total operating expenses	-	114,567	4,255	(23,285)	95,537
Operating (loss) income	-	(31,701)	369	24,067	(7,265)
Other income (expense), net	-	22,569	54	(22,238)	385
Interest income	-	64	31	-	95
Interest expense	-	(3,723)	-	-	(3,723)
(Loss) income before benefit of income taxes		(12,791)	454	1,829	(10,508)
Equity in (losses) earnings of subsidiaries before taxes	-	2,283	-	(2,283)	-
Benefit of income taxes	-	(1,894)	(28)	28	(1,894)
Net (loss) income	$-	$(8,614)	$482	$(482)	$(8,614)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(17,482)	$90,970	$(580)	$(32,304)	$40,604
Cash flows from investing activities:
Purchases of property and equipment	-	(4,615)	(3)	-	(4,618)
Acquisition of Element K, net of cash acquired	-	(65,635)	396	(44,209)	(109,448)
Acquisition of 50 Lessons, net of cash acquired	-	(3,820)	-	-	(3,820)
Decrease in restricted cash	-	(11)	(48)	-	(59)
Net cash used in investing activities	-	(74,081)	345	(44,209)	(117,945)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(44,209)	-	44,209	-
Proceeds from capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	17,222	(43,607)	(5,919)	32,304	-
Proceeds from issuance of Senior Credit Facilities, net of fees	-	85,434	-	-	85,434
Proceeds from issuance of Senior Notes, net of fees	-	-	-	-	-
Principal payments on Senior Credit Facilities	-	(4,605)	-	-	(4,605)
Net cash provided by (used in) financing activities	17,547	(6,987)	(5,919)	76,513	81,154
Effect of exchange rate changes on cash and cash equivalents	-	126	816	-	942
Net increase in cash and cash equivalents	65	10,028	(5,338)	-	4,755
Cash & cash equivalents, at beginning of period	3	19,719	15,477	-	35,199
Cash & cash equivalents, at end of period	$68	$29,747	$10,139	$-	$39,954

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM MAY 26, 2010 TO OCTOBER 31, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15,509)	$(8,162)	$6,484	$(10,066)	$(27,253)
Cash flows from investing activities:
Purchases of property and equipment	-	(1,709)	-	-	(1,709)
Acquisition of SkillSoft, net of cash received	-	510,120	(38,187)	(1,546,114)	(1,074,181)
Decrease in restricted cash	-	1,806	31	-	1,837
Net cash provided by (used in) investing activities	-	510,217	(38,156)	(1,546,114)	(1,074,053)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	(1,129,184)	(1,129,184)	-	2,258,368	-
Proceeds from payments (on) intercompany loans	313,768	346,541	41,879	(702,188)	-
Proceeds from issuance of ordinary shares	534,513	-	-	-	534,513
Proceeds from issuance of Senior Credit Facilities, net of fees	-	306,398	-	-	306,398
Proceeds from issuance of Senior Notes, net of fees	296,448	-	-	-	296,448
Principal payments on Senior Credit Facilities	-	(813)	-	-	(813)
Net cash provided by (used in) financing activities	15,545	(477,058)	41,879	1,556,180	1,136,546
Effect of exchange rate changes on cash and cash equivalents	-	1,575	291	-	1,866
Net increase in cash and cash equivalents	36	26,572	10,498	-	37,106
Cash & cash equivalents, at beginning of period	-	-	-	-	-
Cash & cash equivalents, at end of period	$36	26,572	$10,498	$-	$37,106

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$74,194	$2,129	$(22,238)	$54,085
Cash flows from investing activities:
Purchases of property and equipment	-	(438)	-	-	(438)
Purchases of investments	-	(2,562)	-	-	(2,562)
Maturity of investments	-	6,122	-	-	6,122
Decrease in restricted cash	-	18	9	-	27
Net cash provided by (used in) investing activities	-	3,140	9	-	3,149
Cash flows from financing activities:
Exercise of share options	-	3,065	-	-	3,065
Proceeds from employee share purchase plan	-	1,666	-	-	1,666
Proceeds from payments (on) intercompany loans	-	(14,134)	(8,104)	22,238	-
Principal payments on long term debt	-	(84,365)	-	-	(84,365)
Tax effect related to exercise of non-qualified stock options	-	(282)	-	-	(282)
Net cash (used in) provided by financing activities	-	(94,050)	(8,104)	22,238	(79,916)
Effect of exchange rate changes on cash and cash equivalents	-	(726)	(589)	-	(1,315)
Net decrease in cash and cash equivalents	-	(17,442)	(6,555)	-	(23,997)
Cash & cash equivalents, at beginning of period	-	64,214	12,468	-	76,682
Cash & cash equivalents, at end of period	$-	$46,772	$5,913	$-	$52,685

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

FORMAT OF PRESENTATION

The discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented for both the Predecessor and Successor periods on a combined basis. The information presented for the three and  nine months ended October 31, 2011 includes only the results of operations of the Successor. A non-GAAP presentation of the results for the combined nine months ended October 31, 2010 is provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations and includes the results of operations for the period from February 1 to May 25, 2010 of the Predecessor and the results of operations for the period from May 26 to October 31, 2010 of the Successor. The discussion refers to the nine months ended October 31, 2010 as combined nine months ended October 31, 2010. This presentation does not comply with GAAP, it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

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
We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three and nine months ended October 31, 2011 met the requirements for capitalization.

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

Amortization of intangible assets for the period following the Acquisition represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition, the acquisition of the Element K business (“Element K”) and the acquisition of 50 Lessons Limited (“50 Lessons”). The amortization of intangible assets for the period prior to the Acquisition represents amortization of similar intangible asset categories from the Predecessor's acquisitions of NETg, Targeted Learning Corporation (“TLC”), Books24x7 and GoTrain Corp. and the Predecessor's merger with SkillSoft Corporation (the “SmartForce Merger”).

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to an acquisition.

Merger and integration related expenses primarily consist of salaries paid to Element K employees for transitional work assignments, facility costs for leased space only expected to be utilized for a short term during the transition period. These costs are being incurred to support systems and process integration activities.

Restructuring expenses primarily consist of charges associated with the management approved and initiated plan to integrate Element K into our operations and to eliminate redundant facilities and headcount.

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

BUSINESS OUTLOOK

In the three and nine months ended October 31, 2011, we generated revenue of $85.5 million and $242.1 million as compared to $52.5 million and $184.1 million in the three and combined nine months ended October 31, 2010, respectively. We reported a net loss in the three and nine months ended October 31, 2011 of $20.1 million and $63.6 million, respectively, as compared to $35.3 million and $96.9 million in the three and combined nine months ended October 31, 2010, respectively.

The net loss for the three and nine months ended October 31, 2011 was primarily driven by the activities resulting from, and related to, the Acquisition and the acquisition of Element K. The significant components related to the Acquisition and the acquisition of Element K include the following as of October 31, 2011 (amounts in millions):

	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2011
Current period impact to reductions to deferred revenue in purchase accounting	$2.4	$9.9
Amortization of intangible assets related to content and technology	16.4	48.4
Current period impact to reductions to prepaid commissions in purchase accounting	(0.2)	(0.7)
Amortization of intangible assets	16.2	47.6
Acquisition related expenses	1.5	2.4
Merger and integration related expenses	1.0	1.0
Restructuring	2.2	2.2
Interest expense from borrowings	15.4	45.3
Subtotal of Acquisition and Acquisition related activities	$54.9	$156.1

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

For the remainder of fiscal 2012, we will continue to focus on revenue generation and earnings growth primarily by:

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

CRITICAL ACCOUNTING POLICIES

We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC on April 14, 2011. The policies set forth in our Form 10-K have not changed significantly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2011 VERSUS THREE MONTHS ENDED OCTOBER 31, 2010

Revenue

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Revenue:
United States	$64,410	$59,092	$5,318	9%
International	23,445	20,305	3,140	15%
Fair value adjustments to deferred revenue	(2,374)	(26,853)	24,479	*
Total	$85,481	$52,544	$32,937	63%
____________

*           Not meaningful

The increase in total revenue for the three months ended October 31, 2011 versus the three months ended October 31, 2010 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition. In addition, we realized additional revenue as a result of the acquisition of Element K. The increase in domestic and international revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year as compared to the same prior year period.

Costs and Expenses

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Cost of revenue	$8,588	$7,036	$1,552	22%
As a percentage of revenue	10%	13%
Cost of revenue – amortization of intangible assets	16,411	15,986	425	3%
As a percentage of revenue	19%	30%

The increase in cost of revenue for the three months ended October 31, 2011 versus the three months ended October 31, 2010 was primarily due to royalties paid on increased revenue (excluding the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition). In addition, we incurred additional costs as a result of the acquisition of Element K.

The increase in cost of revenue - amortization of intangible assets for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 was primarily due to the amortization of intangible assets acquired from 50 Lessons and Element K.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Research and development	$13,047	$10,275	$2,772	27%
As a percentage of revenue	15%	20%

The increase in research and development expense for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010 was primarily due to incremental software and content development costs of $2.0 million and increased compensation and benefits expense of $0.6 million during the three months ended October 31, 2011

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Selling and marketing	$29,165	$22,254	$6,911	31%
As a percentage of revenue	34%	42%

The increase in selling and marketing expense for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010 was primarily due to increased compensation and benefits expense of $2.3 million as a result of an increase in headcount and an increase in commission expense of $0.6 million. We incurred incremental marketing costs of $0.3 million and $0.3 million in travel expenses to support our sales growth initiatives. In addition there was a $3.2 million increase in commission expense in the current period ended October 31, 2011 from the corresponding period ended October 31, 2010, due to the impact of the write-off of prepaid commissions in purchase accounting related to the Acquisition, which was partially offset by the impact of the write-off of prepaid commissions in purchase accounting related to the acquisition of Element K in the three months ended October 31, 2011.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
General and administrative	$7,787	$7,569	$218	3%
As a percentage of revenue	9%	14%

The increase in general and administrative expense for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010 was primarily due to increased compensation and benefits of $0.2 million.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Amortization of intangible assets	$16,171	$10,752	$5,419	50%
As a percentage of revenue	19%	20%
Acquisition related expenses	1,535	998	537	54%
As a percentage of revenue	2%	2%
Merger and integration related expenses	1,035	-	1,035	*
As a percentage of revenue	1%	0%
Restructuring	2,170	-	2,170	*
As a percentage of revenue	3%	0%

The increase in amortization of intangible assets for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010 was primarily due to the timing of the expected utilization of intangible assets which resulted from the Acquisition. In addition, we incurred amortization from intangible assets resulting from the acquisition of Element K.

The increase in acquisition related expenses for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010 was primarily due to activity related to the acquisition of Element K.

In the three months ended October 31, 2011, we incurred approximately $1.0 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. Included in these costs are salary and benefits for Element K employees conducting transition activities as well as charges related to facility costs for leased space only expected to be utilized for a short term during the transition period, transitional systems and process integration activities.

In the three months ended October 31, 2011 we committed to a workforce reduction plan as a result of the acquisition of Element K in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the three months ended October 31, 2011 of $2.2 million which related primarily to one-time termination benefits.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Other (expense) income, net	$431	$(487)	$918	*
As a percentage of revenue	1%	(1)%
Interest income	67	$36	31	86%
As a percentage of revenue	0%	0%
Interest expense	(15,353)	$(15,131)	222	1%
As a percentage of revenue	(18)%	(29)%

The increase in other expense, net for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010 was primarily due to foreign currency fluctuations.

The increase in interest expense for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010 was primarily due to incremental interest expense on borrowings related to the acquisition of Element K.

Provision for Income Taxes

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
(In thousands, except percentages)
Benefit for income taxes	$(5,139)	$(2,620)	$(2,519)	96%
As a percentage of revenue	(6)%	(5)%

For the three months ended October 31, 2011 and October 31, 2010, our effective tax rates were 20.3% and 6.9%, respectively. The tax benefit we have recorded in the three months ended October 31, 2011 and October 31, 2010 are primarily attributable to the operating losses for such periods. For the three months ended October 31, 2011, our effective tax rate differed from the Irish statutory rate of 12.5% primarily due to the tax benefit of losses reported in tax jurisdictions outside of Ireland. For the three months ended October 31, 2010, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

NINE MONTHS ENDED OCTOBER 31, 2011 VERSUS COMBINED NINE MONTHS ENDED OCTOBER 31, 2010

The following table presents our condensed consolidated statements of operations for the periods indicated.

	Successor		Predecessor	Combined (1)
	Nine Months Ended October 31, 2011	For the Period from May 26, to October 31, 2010	For the Period from February 1, to May 25, 2010	Nine months ended October 31, 2010
Revenue	$242,117	$86,600	$97,538	$184,138
Cost of revenue	23,424	12,247	9,226	21,473
Cost of revenue – amortization of intangible assets	48,383	27,692	40	27,732
Gross profit	170,310	46,661	88,272	134,933
Operating expenses:
Research and development	39,115	17,653	17,131	34,784
Selling and marketing	85,725	36,775	40,378	77,153
General and administrative	23,563	13,244	21,828	35,072
Amortization of intangible assets	47,557	18,541	1,137	19,678
Acquisition related expenses	2,394	21,596	15,063	36,659
Merger and integration related expenses	1,035	-	-	-
Restructuring	2,170	-	-	-
Total operating expenses	201,559	107,809	95,537	203,346
Operating loss	(31,249)	(61,148)	(7,265)	(68,413)
Other (expense) income, net	(1,223)	(1,522)	385	(1,137)
Interest income	138	52	95	147
Interest expense	(45,289)	(33,711)	(3,723)	(37,434)
Loss before benefit for income taxes	(77,623)	(96,329)	(10,508)	(106,837)
Benefit for income taxes	(14,022)	(8,071)	(1,894)	(9,965)
Net loss	$(63,601)	$(88,258)	$(8,614)	$(96,872)

(1)
This presentation does not comply with GAAP, it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

Revenue
	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Revenue:
United States	$182,813	$173,884	$8,929	5%
International	69,240	60,069	9,171	15%
Fair value adjustments to deferred revenue	(9,936)	(49,815)	39,879	*
Total	$242,117	$184,138	$57,979	31%
____________

*           Not meaningful

The increase in total revenue for the nine months ended October 31, 2011 versus the combined nine months ended October 31, 2010 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition. In addition, we realized additional revenue as a result of the acquisition of Element K. The increase in domestic and international revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year as compared to the same prior year period.

Costs and Expenses

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Cost of revenue	$23,424	$21,473	$1,951	9%
As a percentage of revenue	10%	12%
Cost of revenue – amortization of intangible assets	48,383	27,732	20,651	74%
As a percentage of revenue	20%	15%
____________

*           Not meaningful

The increase in cost of revenue for the nine months ended October 31, 2011 versus the combined nine months ended October 31, 2010 was primarily due to royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition).

The increase in cost of revenue - amortization of intangible assets for the nine months ended October 31, 2011 compared to the combined nine months ended October 31, 2010 was primarily due to the timing of the Acquisition, as the nine months ended October 31, 2011 included nine full months of amortization expense. In addition, we incurred the amortization of intangible assets acquired from 50 Lessons and Element K.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Research and development	$39,115	$34,784	$4,331	12%
As a percentage of revenue	16%	19%

The increase in research and development expense for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to incremental software and content development costs of $7.4 million and increased compensation and benefits expense of $1.5 million during the nine months ended October 31, 2011. This was partially offset by a reduction of $4.9 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Selling and marketing	$85,725	$77,153	$8,572	11%
As a percentage of revenue	35%	42%

The increase in selling and marketing expense for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to increased compensation and benefits expense of $5.5 million as a result of an increase in headcount and an increase in commission expense of $2.1 million. The increase in headcount also contributed to an increase in travel and office expenses of $0.6 million. In addition, there was a $5.5 million increase in commission expense resulting from the write-off of prepaid commissions in purchase accounting related to the Acquisition, which was partially offset by the impact of the write-off of prepaid commissions in purchase accounting related to the acquisition of Element K in the three months ended October 31, 2011. We incurred incremental consulting fees of $0.7 million, incremental professional fees of $0.8 million and increased marketing costs of $0.9 million to support our sales growth initiatives. This was partially offset by a reduction of $8.3 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
General and administrative	$23,563	$35,072	$(11,509)	(33)%
As a percentage of revenue	10%	19%

The decrease in general and administrative expense for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to a reduction in share-based compensation of $11.8 million resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Amortization of intangible assets	$47,557	$19,678	$27,879	142%
As a percentage of revenue	20%	11%
Acquisition related expenses	2,394	36,659	(34,265)	(93)%
As a percentage of revenue	1%	20%
Merger and integration related expenses	1,035	-	1,035	*
As a percentage of revenue	0%	-%
Restructuring	2,170	-	2,170	*
As a percentage of revenue	1%	-%

The increase in amortization of intangible assets for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to the timing of the Acquisition, as the nine months ended October 31, 2011 included nine full months of amortization expense.

The decrease in acquisition related expenses for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to activity related to the Acquisition being substantially complete in fiscal 2011, which was partially offset by incremental activity related to the acquisition of Element K.

In the nine months ended October 31, 2011 we incurred approximately $1.0 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. Included in these costs are salary and benefits for Element K employees conducting transition activities as well as charges related to facility costs for leased space only expected to be utilized for a short term during the transition period, transitional systems and process integration activities.

In the nine months ended October 31, 2011 we committed to a workforce reduction plan as a result of the acquisition of Element K in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force we incurred restructuring charges in the nine months ended October 31, 2011 of $2.2 million which related primarily to one-time termination benefits.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
Other (expense) income, net	$(1,223)	$(1,137)	$(86)	8%
As a percentage of revenue	(1)%	(1)%
Interest income	138	147	(9)	(6)%
As a percentage of revenue	0%	0%
Interest expense	(45,289)	(37,434)	(7,855)	21%
As a percentage of revenue	(19)%	(20)%

The increase in other (expense), net for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to foreign currency fluctuations.

The increase in interest expense for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to the timing of when borrowings incurred in connection with the Acquisition were entered into, as the nine months ended October 31, 2011 included nine full months of interest expense related to Acquisition related borrowings. This was partially offset by certain non-recurring interest costs which were incurred during the nine months ended October 31, 2010. In addition, we incurred incremental interest expense on borrowings related to the acquisition of Element K.

Provision for Income Taxes

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2010
	Successor	Combined
(In thousands, except percentages)
(Benefit) provision for income taxes	$(14,022)	$(9,965)	$(4,057)	41%
As a percentage of revenue	(6)%	(5)%

For the nine months ended October 31, 2011 and for the combined nine months ended October 31, 2010, our effective tax rates were 18.1% and 9.3%, respectively. The tax benefit we recorded for the nine months ended October 31, 2011 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the nine months ended October 31, 2011, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the combined nine months ended October 31, 2010, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011, our principal source of liquidity was our cash, cash equivalents and restricted cash, which totaled $40.1 million as compared to $35.3 million at January 31, 2011.

Net cash provided by operating activities of $40.6 million for the nine months ended October 31, 2011 was primarily due to cash collections in accounts receivable, net of billings, of $71.6 million during the period. This change in accounts receivable is primarily a result of the seasonality of our operations, with the third and fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable, and this compares to a decrease in accounts receivable of $77.1 million for the combined nine months ended October 31, 2010. This change period over period is primarily due to the timing of collections. Net cash provided by operating activities also includes our net loss of $63.6 million, which reflects the impact of non-cash expenses for depreciation and amortization of $99.0 million, non-cash interest expense of $3.3 million and accrued expenses of $3.9 million, which was offset by a non-cash tax benefit of $16.8 million. In addition, we had decreases in deferred revenue of $55.7 million and accounts payable of $2.9 million. These decreases are the result of the seasonality of our operations and the movement in deferred revenues was further impacted by the effects of purchase accounting as a result of the Acquisition.

Net cash used in investing activities was $117.9 million for the nine months ended October 31, 2011, which includes cash used to acquire Element K of $109.4 million and 50 Lessons of $3.8 million, net of cash acquired as well as purchases of property and equipment of $4.6 million.

Net cash provided by financing activities was $81.2 million for the nine months ended October 31, 2011. This was the result of borrowings under our long-term debt of $85.4 million, net of debt acquisition costs and original issue discount. During this period, we made principal payments on our debt of $4.6 million.

We had a working capital deficit of approximately $79.6 million as of October 31, 2011 as compared to a deficit of approximately $56.3 million as of January 31, 2011. The increase in working capital deficit was primarily due to cash used for the acquisition of Element K of $18.5 million (net of borrowed funds and cash received) and 50 Lessons of $3.8 million as well as principal payments made on our Senior Credit Facilities of $4.6 million. In addition, we made purchases of property and equipment $4.6 million.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 6 years and Senior Notes due in 7 years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through fiscal 2017.  Future minimum commitments and  lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at October 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$17,512	$5,443	$6,572	$3,869	$1,628
Contractual Minimums	29,182	5,740	12,817	10,000	625
Debt Obligations	718,770	1,983	8,300	8,300	700,187
Total Obligations	$765,464	$13,156	$27,689	$22,169	$702,440

We do not have any contingent considerations related to the Acquisition or the acquisition of Element K, nor do we have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

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

On May 26, 2010, in connection with the closing of the Acquisition, we entered into the Senior Credit Facilities with certain lenders providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility, and we also issued an aggregate principal amount of $310.0 million of 11.125% Senior Notes due 2018. The Senior Notes were issued under an indenture among us, as issuer, SSI Co-Issuer LLC, our wholly owned subsidiary; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors. As a result of the Acquisition, we are highly leveraged. On October 14, 2011, in connection with the closing of the Element K acquisition, we entered into an incremental term loan facility with certain lenders providing for a $90 million senior secured credit facility. As of October 31, 2011, we have outstanding $714.8 million in aggregate indebtedness (which resulted in net proceeds of $688.2 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40 million of borrowing capacity available under our revolving credit facility. As of October 31, 2011, the revolving credit line facility was undrawn. Interest expense for the three and nine months ended October 31, 2011 was $15.4 million and $45.3 million, respectively.

EXPLANATION OF USE OF NON-GAAP FINANCIAL RESULTS

In addition to reporting our audited and unaudited financial results in accordance with GAAP, to assist investors we on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or unusual charges or benefits.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2011, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our results of operations are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the nine months ended October 31, 2011, the period from May 26, 2010 through October 31, 2010 and the period from February 1, 2010 through May 25, 2010, we incurred foreign currency exchange gains (losses) of ($1.3) million, ($1.6) million and $0.4 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2011, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as filed with the SEC on April 14, 2011, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

SSI INVESTMENTS II LIMITED

Date December 15, 2011	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX
4.1
Second Supplemental Indenture, dated as of October 14, 2011, by and among SSI Investments II Limited and SSI Co-Issuer LLC, as issuers, the guarantors named therein, as guarantors, and Wilmington Trust FSB, as trustee.

10.1
Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of October 14, 2011, among SSI Investments I Limited and SkillSoft Corporation (as successor in interests and obligations to SkillSoft Limited, as successor in interests and obligations to SSI Investments II Limited), Morgan Stanley Senior Funding, Inc., the lenders party thereto, and the other agents named therein.

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