Form 10-K
period 2012-01-31
SSI Investments II Ltd
filed 2012-04-30
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012
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
(603) 324-3000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 15, 2012, the registrant had 534,513,270 shares of common stock outstanding, par value $1.00 per share, all of which are owned by SSI Investments I Limited, the registrant’s parent holding company, and are not publicly traded.

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

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments Limited II ("SSI II"), completed its acquisition of SkillSoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the "Predecessor") to SkillSoft Limited ("SkillSoft" or the “Successor"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms "the Company", "we", "us", "our" and other similar terms refer to (a) prior to the Acquisition of SkillSoft, the Predecessor and its subsidiaries and (b) from and after the Acquisition of SkillSoft, SSI II and its subsidiaries. References in this Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2012 is the fiscal year ended January 31, 2012). The information presented for the fiscal year ended January 31, 2011 includes the results of operations for the period from February 1 to May 25, 2010 of the Predecessor and the results of operations for the period from May 26 to January 31, 2011 of the Successor. The discussion refers to the fiscal year ended January 31, 2011 as the combined fiscal year ended January 31, 2011. This presentation does not comply with generally accepted accounting principles in the United States ("GAAP"), it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

Part 1

Item 1.  Business

General

SkillSoft is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable organizations to maximize their performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Content offerings include business, information technology ("IT"), desktop and compliance Courseware collections, as well as complementary content assets such as Leadership Development ChannelTM and 50 Lessons TM video products, KnowledgeCenterTM portals, SkillSoft Leadership AdvantageTM portal, virtual instructor-led training services and online mentoring services. Our Books24x7® online library offers access to more than 31,000 digitized IT and business reference titles, including the full text of books, book summaries and executive reports. Our platform offerings include the SkillPort® learning management system (LMS) and Search & Learn® search technology. Our platform offerings also include a content-as-a-service solution through our Open Learning Services Architecture (OLSA), which utilizes Web Services standards and enables customers to integrate our content and content-related services with their enterprise application systems, enterprise portals and third party or custom LMS solutions.

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

Our Platform offerings are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our SkillPort® LMS is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other platform and technology assets that allow our customers to tailor our content to better fit with their business. Our SkillSoft Dialogue DesignTM editor tool is focused on the rapid assembly and delivery of effective online learning sessions. Our KnowledgeCenterTM portals are targeted learning access points that provide audiences instant contact to trusted, relevant content that is specific to their job role. Each KnowledgeCenterTM portal includes material chosen to help users quickly and efficiently build knowledge around specific job-related topics. Customers can use the SkillSoft KnowledgeCenterTM editor tool to tailor SkillSoft KnowledgeCenterTM portals to their business needs. Our SkillSoft Leadership AdvantageTM portal helps executives build a greater understanding of key competencies that they need to better lead and mentor employees and be more productive contributors to their organizations. Among the many topics covered are leading change, strategic agility, business execution, managing and business acumen. Some of our short-form content, such as Books24x7® online book chapters and Leadership Development ChannelTM QuickTalksTM videos, can be accessed and/or played on smart phones and other mobile devices.

We have a worldwide customer base of over 3,600 organizations spanning business, government and education sectors, with more than 14.4 million licensed users. Our major products include:

SkillChoice Multi-Modal Learning Solutions: These integrated solutions provide a rich array of resources including Courseware, Books24x7® library access, online mentoring, certification practice tests and rich-media Business Impact and Challenge Series titles to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice® solutions provide the necessary depth, breadth, quality and currency to encompass a wide range of corporate learning objectives.

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

SkillSoft Dialogue Design: Our SkillSoft Dialogue DesignTM platform has been designed for the rapid assembly and delivery of on-demand learning sessions. These sessions can also be launched and tracked from the SkillPort® LMS.

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

Challenge Series: The Challenge SeriesTM scenario based learning solution titles are media-rich interactive case studies focused on content analysis, problem solving and decision making. Each Challenge SeriesTM title presents learners with a specific objective or goal, along with related discovery material and multiple potential solutions. Learners are "challenged" to analyze the business problem and the discovery material, select one of several potential solutions and then defend, justify or further explain their selections by answering questions about the selected outcome.

SkillSoft Leadership Advantage: Our SkillSoft Leadership AdvantageTM leadership development solution is a pre-packaged, user-friendly learning portal that allows executives and corporate leaders instant access to a trusted, highly intuitive, practical resource for building a greater understanding of key competencies they need to better lead and mentor employees and be more productive contributors to their organizations. Among the many topics covered are leading change, strategic agility, business execution, managing and business acumen. SkillSoft's Leadership Advantage™ portal presents compelling, executive-focused content from key industry thought leaders via a combination of assets designed to appeal to the executive audience. These assets include targeted Key Concept articles, video-based QuickTalks™ from SkillSoft's Leadership Development ChannelTM, ExecSummariesTM and ExecBlueprintsTM briefs, and rich-media case studies and Challenge activities. The SkillSoft Leadership AdvantageTM solution also includes resources designed to help leaders assess and apply their new skills. With the recent addition of SkillSoft’s inGenius® social collaboration technology, leaders can also use the SkillSoft Leadership AdvantageTM portal to communicate and collaborate with other leaders within their organization. Each learning track is designed with busy schedules in mind, and therefore lasts no more than two hours apiece.

SkillSoft Professional Advantage: Our SkillSoft Professional AdvantageTM solution is targeted at competencies important to non-managerial professionals. Like the Leadership Advantage, the Professional Advantage presents targeted content via a combination of content assets.

Business Skills Courseware Collection: This includes more than 3,500 Courseware titles encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through the RolePlay® interactive teaching tool, and case studies and transfer of learning into practice through online job aids, follow-on activities and SkillBriefsTM learning summaries. In many of our most popular business skill courses, full motion video is used to enhance the realistic modeling and practice of interpersonal skills and behaviors. Blended Learning Resources have been added to approximately 100 of our most popular titles to support customers who want to use our courses as part of a blended program. Customers can leverage these new resources to develop classroom activities and learning experiences based on the SkillSoft course material. Our Business Skills CoursewareTM Collection also supports many popular and sought-after business certifications including PMI's PMP and CAPM certifications; HRCI's PHR and SPHR certifications; ASQ's Six Sigma Green Belt and Black Belt certifications and IIBA's Certified Business Analysis Professional. This collection also includes our Business Impact Series and Challenge Series media-rich titles.

IT Skills Courseware Collection: The IT Skills CoursewareTM Collection includes more than 2,500 Courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, IT security, enterprise database systems and Web design. It also supports more than 100 current IT professional certification exams. In most instances these certification-aligned courses include access to online mentoring. These IT courses also feature strong visual design, interactivity and reinforcement of learning transfer via frequent practice questions, simulations and self-assessed exercises.

Desktop Skills Courseware Collection: Our Desktop Skills CoursewareTM Collection includes 1,300 Courseware titles to assist professionals who rely on standard desktop applications. Our desktop solutions are designed for day-to-day performance support, as well as supporting major corporate software migrations.

Legal Compliance, Federal Government Compliance and Environmental Safety and Health (ES&H) Courseware Collection: Our Compliance Solution includes three focus areas—Legal Compliance, Federal Government Compliance and ES&H Compliance. Our Legal Compliance Collection contains a total of more than 60 Courseware titles in 9 languages. A majority of the titles in the collection address the needs of our clients as they work towards maintaining compliance with various U.S. statutes, regulations and case law that govern the workplace. Additionally, the collection contains six Courseware titles relating to U.K. law, one related to Canadian law, and two titles relating to European guidelines. The Federal Government Compliance Collection, which includes 13Courseware titles, addresses legal compliance issues that are of interest to federal agencies and private sector organizations that do business with the U.S. Federal Government. The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA) and the Department of Transportation (DOT). Our ES&H courses are designed for use by the "hardhat and safety glasses" industries. We offer over 215 ES&H Courseware titles in five languages.

Online Mentoring: This service is offered for over 100 current certification exams for IT professionals, end-user technologies, human resource professionals, Six Sigma, business analysts and project management skills. We have over 20 available, on-staff certified technical experts (CTEs), who average over 20 [last year: 25] current certifications each, available 24 hours a day, seven days a week (24x7) for over 35 of our most popular certification exams. In addition to the 35 plus exams that have 24x7 mentoring, experts are also available online Monday through Friday, 9 a.m. to 5 p.m. EST for more than 60 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

Books24x7: This includes more than 31,000 unabridged professional reference books and reports from more than 460 book publisher imprints that are available to online subscribers through the Books24x7® online library. A patented search engine technology gives Books24x7® library subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. The Books24x7® online library collection also includes AnalystPerspectivesTM Consensus Reports, which describe the views of many different analyst firms and provides insight into their research and opinions in a form that helps planners and decision makers at all levels make better informed decisions. Complementing these summarized reports are full-text premium research reports from leading analyst firms.

Executive Content: The Books24x7® online library includes executive level offerings that give busy executives the insight they value in formats that fit their busy schedules. The ExecSummariesTM Collection provides concise summaries of today's best-selling business books. The ExecBlueprintsTM executive white papers provide near-term actionable information on key business topics and are bylined by leading C-level executives from prominent global companies. Most ExecSummariesTM and ExecBlueprintsTM articles can be read on screen, printed or downloaded in MP3 format for portable listening.

Leadership Development Channel: The Leadership Development ChannelTM offering includes a collection of more than 2,200 live and on-demand video learning presentations featuring more than 350 best-selling business authors, experts and executives. The Leadership Development ChannelTM presentations are designed to cover formal and informal learning needs of an organization through video programs covering the following topical areas: management and leadership, change and innovation, communication, marketing and sales, business strategy and more.
In addition, this collection is ideal for both individual and group learning experiences, including use as meeting starters, one-on-one coaching, integration in instructor-led training, facilitated learning sessions and more.

50 Lessons: The 50 Lessons TM Video Library, acquired by SkillSoft in February 2011, is comprised of more than 1,300 digital business lessons from over 225 world-class business leaders. It is an on-demand resource for corporate universities and training departments to enhance and facilitate learning across multiple business disciplines and through multiple learning channels.

InGenius: The InGenius® social learning feature is an optional social functional layer to the SkillPort®, Books24x7® and SkillSoft Leadership Advantage TM online platforms that allow organizations to securely empower their employees to find, create and share knowledge assets and expertise with their colleagues leveraging SkillSoft content and customer content delivered through those platforms.

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

Learning Design for Business Skills, Compliance and ES&H

Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance. Other content areas, such as communication skills, are "softer," or more behaviorally-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. Our selection of strategies includes narrated animation, explorable graphics, case studies, and video-based simulated dialogs and RolePlay Exercises. Mandatory practice of all tested learning objectives within the instructional topics allows learners to review or clarify key teaching points before taking a test. Testing most commonly occurs at the lesson or course levels, insuring learners assess longer term memories versus quick memorization skills. In addition, we have a strong commitment to as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels. Blended Learning Resources are available in approximately 100 of our most popular business titles to support customers who want to use our courses as part of a blended program. Customers can leverage these resources to develop classroom activities and learning experiences from the SkillSoft course material.

Learning Design for IT Skills

Like our business skills courses, the instructional strategies chosen for use in an IT skills course are largely dependent on the course content and objectives. Learning the use or function of buttons, menu items and other familiar software elements is largely a knowledge and comprehension task. Learning the steps to complete a specific task is very procedural and best achieved via observation or guided practice, followed by opportunities for more independent practice, with varying degrees of guidance, feedback and support. In support of these and other IT skills-related learning goals, our IT skills courses provide explanations of core concepts and principles, step-by-step demonstrations of how to perform specific procedures, guided practice activities and sample coding solutions. Presentation strategies are selected with the specific target audience characteristics and needs in mind. For instance, narrated animation is used to present the materials in desktop courses, while recorded audio from certified instructors drives the presentation in our highly technical IT content areas. Target audience considerations also drive the frequency of review questions in the instructional topics; content designed for non-technical audiences includes more reinforcing practice of key teaching points while content aimed at already technically proficient IT professionals relies on more comprehensive type review exercises, like labs, for application-focused practice. In all courses, tests at topic, lesson and/or course level provide learners with an option to assess their performance across the entirety of a course, or with more focused concentration on individual topic or lesson level content and objectives.

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

Web-Based Architecture and Deployment Platform
Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:

Learning Management System: Learning management systems are key enabling technologies that permit users to access a wide variety of learning content resources over the Web, including Courseware, simulations, the Books24x7® online library, video content, online mentoring, SkillBriefsTM learning summaries, job aids and TestPrepTM certification practice tests. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using the SkillPort® system’s learning program capabilities. Our SkillPort® LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted solution, the SkillPort® LMS offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2012, there were approximately 2,300 active SkillPort customer sites. In addition to our SkillPort® platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards.

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

Product Pricing

The pricing for our courses varies based upon the number of course titles or the Courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two, three or four years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some products and features, such as the SkillPort® LMS, KnowledgeCenterTM learning portals, SkillSoft Leadership AdvantageTM development solution, SkillStudio® customization tool, SkillSoft DialogueTM virtual classroom and Courseware hosting, are separately licensed for an additional fee.

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

Sales and Marketing

As of January 31, 2012, our products were sold in 66 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets. We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

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

We have an office in the United Kingdom that serves as the hub of our Europe and Middle East sales operations. We also have sales personnel in Australia, Singapore, New Zealand and India who support our Asia-Pacific operations. In order to accelerate our worldwide market penetration, our sales strategy includes developing relationships to access indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

We have telesales groups in several locations globally, including Scottsdale, Arizona, and Fredericton, New Brunswick, Canada, that have been established to target opportunities with small to medium-sized businesses.

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

No customer accounted for more than 2% of our revenue as of January 31, 2012. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Backlog

Backlog is reported at the end of each fiscal year, and as of January 31, 2012, we had a non-cancelable backlog of approximately $288.0 million, which includes a backlog of approximately $28.0 million associated with the Element K business (“Element K”) which was acquired on October 14, 2011, as compared to $255.0 million as of January 31, 2011. Backlog is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during the upcoming fiscal year. The amount scheduled to amortize into revenue during fiscal 2013 is disclosed as "backlog" as of January 31, 2012. Amounts to be added to deferred revenue during fiscal 2013 include subsequent installment billings for ongoing contract periods as well as billings for committed contract renewals.

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

•	Technology and certification organizations such as IBM, Cisco, Oracle, Adobe, VMware, SAP, ISC(2), CompTIA and Microsoft that offer e-learning courses;
•
Suppliers of online corporate education and training courses, including Thirdforce, Cengage, Harvard Business Publishing, SAI Global, PDI Ninth House, Lynda.com, Corpedia, Inquestra, RGI Learning, The Projects Group, CrossKnowledge, Brightline Compliance Solutions, Vivid Learning Systems, Kesdee, Zoologic, The Quality Group, PureSafety, K Alliance, Kaplan, QuickCert and many more. Our Books24x7 business competes with companies such as Safari Books Online, a joint venture between Pearson Technology Group and O'Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more Books24x7® library collections include Knovel, which offers an Engineering collection, and getAbstract and BusinessBook Review, both of which offer condensed summaries of business books; and

•
With our SkillPort® LMS platform, we compete with other suppliers of LMS products, including talent management companies who offer LMS products, such as SumTotal, Saba, Oracle, SAP, IBM, Cornerstone OnDemand, Learn.com, Blackboard, CertPoint, Geometrix, LearnShare, Meridian Knowledge Solutions, NetDimensions, Operitel, OutStart, RWD Technologies, SilkRoad, SoftScape, SucessFactors, Taleo, TechnoMedia, and TEDS.

We believe that the principal competitive factors in the corporate education and training market include:

•	The breadth, depth, currency and instructional design quality of the course content;
•	Informal performance support and other features of the training solution;
•	Adaptability, flexibility, reliability, scalability and performance of technology platforms offered;
•	Standards compliance and ease-of-integration with third party systems and customer learning portals;
•	The deployment options offered to customers, such as hosted and low bandwidth access;
•	Customer service and support;
•	Price/value relationship;
•	Relationships with the customer; and
•	Corporate reputation.

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

Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts, task-based IT simulations and labs, KnowledgeCenterTM learning portals, SkillSoft Leadership AdvantageTM leadership development solution, SkillSoft Professional Advantage™ professional development solution, Business Impact Series™ video programs and Challenge Series scenario based learning solution and online Books24x7® library assets for business and IT skills.

Our approach to technology begins with the understanding that the ability of our customers to deploy our e-learning applications and content is a critical factor in their success with our products. To meet our customers' varied needs, we strive to enable our courses to be able to be delivered online using standard Web browsers, downloaded for off-line usage, or distributed via CD-ROM.

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

Certain research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland; Nashua, New Hampshire; Belfast, Northern Ireland, Rochester, New York and Fredericton, New Brunswick, Canada. In addition to our internal efforts, we outsource various aspects of our content development process to third parties.

Product development expenses were approximately $43.8 million, $17.1 million, $31.9 million and $56.0 million for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively.

Proprietary Rights

We believe that proprietary technology forms an important or valuable part of most of our business skills and IT Skills CoursewareTM learning title offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have eight United States patents and 24 foreign patents relating to computer-based training technologies and methods, and four United States and foreign patent applications pending relating to computer-based training technologies and methods. We also have one nationalized Patent Cooperation Treaty application.

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

SkillSoft®, the SkillSoft logo, Books24x7®, SkillPort®, SkillChoice®, RolePlay®, Express Guide®, SkillBlend®, ITPro, BusinessPro, OfficeEssentials, GovEssentials, EngineeringPro, FinancePro, AnalystPerspectives, Well-BeingEssentials, ExecSummaries, ExecBlueprints, inGenius®, Dialogue, Element K, Quickskill, LiveEquations®, SkillStudio®, The SkillSoft Learning Growth Model®, SkillSoft Leadership Advantage, SkillSoft Professional Advantage, Leadership Development Channel, SkillSim, SkillBriefs, Live Learning, Business Impact Series and Search & Learn® are trademarks or registered marks of SkillSoft or its subsidiaries that are used in connection with the operation of our business. SkillSoft and its subsidiaries have registered trademarks in the United States and in various other countries.

Employees

As of January 31, 2012, we employed 1,457 people globally. This global headcount figure (i) includes 72 people who have been identified as transitional employees in connection with our acquisition of Element K on October 14, 2011 and (ii) excludes a total of 192 employees located at Element K’s Chennai, India location. At the end of January 2012, we initiated a process to close this facility. As a result, we have also excluded the headcount associated with the Chennai location in the breakdown of our employees by functional area and geography below.

At January 31, 2012, 500 employees were engaged in sales, sales operations, sales management, marketing, solution services, telesales and corporate development, 189 were in finance, administration, business applications and IT, 321 employees were in customer service and support, application engineering and strategic services and 447 were in product development, custom solutions, mentoring, production and hosting.

As of January 31, 2012, 898 employees were located in the United States and 559 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

As a result of the Acquisition and the acquisition of Element K we incurred substantial debt and we are highly leveraged. The following chart shows our level of indebtedness as of January 31, 2012:

January 31, 2012
(dollars in millions)
Senior Credit Facilities	$408.6
11.125% Senior Notes due 2018	310.0
Total	$718.6

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our 11.125% senior notes due 2018 (“senior notes”);

•	increasing our vulnerability to general economic and industry conditions;

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

At January 31, 2012, we had approximately $408.6 million of debt outstanding under our Senior Credit Facilities, which bear interest based on a floating rate index with a minimum rate of 1.75%. A 0.125% increase to a floating rate greater than 1.75% could cause our annual interest expense to increase by approximately $0.5 million.

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

SkillSoft Limited and its subsidiaries own all of our operating assets and conduct all of our operations. Accordingly, repayment of our indebtedness, including the senior notes, is dependent on the generation of cash flow by SkillSoft Limited and its subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors, our subsidiaries do not have any obligation to pay amounts due on the senior notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions or debt repayments to enable us to make payments in respect of our indebtedness, including the senior notes. Each such subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. While the Senior Credit Facilities and the indenture governing the senior notes limit the ability of our guarantor subsidiaries to incur consensual encumbrances and include restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive cash from our subsidiaries, we will be unable to make required principal and interest payments on our indebtedness, including the senior notes.

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

A NOTEHOLDER’S RIGHT TO RECEIVE PAYMENTS ON THE SENIOR NOTES IS EFFECTIVELY JUNIOR TO THOSE LENDERS WHO HAVE A SECURITY INTEREST IN OUR ASSETS.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our Senior Credit Facilities and each guarantor’s obligations under their respective guarantees of the Senior Credit Facilities are secured by a security interest in substantially all of our and our immediate parent’s tangible and intangible assets, including our stock and the stock and the assets of certain of our current and future subsidiaries. As of January 31, 2012, we had $718.6 million in outstanding debt on our consolidated balance sheet, of which $408.6 million is secured, and $40.0 million of available unused borrowing capacity under the revolving portions of our Senior Credit Facilities.

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

The indenture governing the senior notes requires that each of our restricted subsidiaries (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantees the obligations under the Senior Credit Facilities or certain of our other indebtedness also become a guarantor of the senior notes. Our other subsidiaries are not required to become guarantors of the senior notes under the indenture governing the Senior Notes. The terms of the Senior Credit Facilities, including the provisions relating to which our subsidiaries guarantee the obligations under the Senior Credit Facilities, may be amended, modified or waived, and guarantees thereunder may be released, in each case at the lenders’ discretion and without the consent or approval of noteholders. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the senior notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries is effectively senior, in respect of the assets of such subsidiaries, to claims of noteholders. As of January 31, 2012, the non-guarantor subsidiaries have no outstanding indebtedness.

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

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the senior notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the senior notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the senior notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the senior notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

·	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the senior notes or the incurrence of the guarantees;

·	the issuance of the senior notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;

·	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

·
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

BECAUSE SSI II IS INCORPORATED UNDER THE LAWS OF IRELAND, IT IS SUBJECT TO THE INSOLVENCY LAWS OF THAT JURISDICTION, INCLUDING “EXAMINERSHIP.”

“Examinership” is a court procedure available under the Irish Companies (Amendment) Act 1990, as amended, to facilitate the survival of companies in financial difficulties. SSI II, its directors, a contingent, prospective or actual creditor of SSI II (including an employee), or shareholders of SSI II, at the date of presentation of the petition, not less than one-tenth of the voting share capital of SSI II are each entitled to petition the court for the appointment of an examiner.

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

If an examiner were to be appointed with respect to SSI II:

·	the principal amount of the senior notes may be written down;

·
any negative pledge in the indenture relating to the senior notes or other related transaction documents prohibiting the creation of a security interest or the incurrence of debt by SSI II may be set aside in order to enable the examiner to borrow on behalf of SSI II to fund SSI II during the protection period; and

·
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

•	the spending patterns of our customers;

•	litigation costs and expenses;

•	non-recurring charges related to acquisitions;

•	growing competition that may result in price reductions; and

•	currency fluctuations.

Most of our expenses, such as interest, rent and most employee compensation, do not vary directly with revenue and are difficult to adjust in the short-term. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our expected operating results for that quarter.

PAST AND FUTURE ACQUISITIONS MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.

One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. However, we may not be successful in identifying or consummating attractive acquisition opportunities. Moreover, any acquisitions we do consummate may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions involve numerous risks, including:

•	difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;

•	difficulties in retaining or transitioning customers and employees of the acquired company;

•	diversion of management time and focus;

•	the incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and

•
accounting charges related to the acquisition, including restructuring charges, transaction costs, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

DEMAND FOR OUR PRODUCTS AND SERVICES IS ESPECIALLY SUSCEPTIBLE TO GENERAL GLOBAL MARKET AND ECONOMIC CONDITIONS.

Weakness in the United States, the European Union and/or worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. Companies may not view training products and services as critical to the success of their businesses. If these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures or in conjunction with lowering other expenses. In addition, during economic downturns, customers may slow the rate at which they pay vendors or may become unable to pay their debts as they become due, which would have a negative effect on our results.

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

The market for corporate education and training solutions is highly fragmented and competitive. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies, vendors of application software and human resource outsourcers, including those vendors with whom we have formed development and marketing alliances. Our primary sources of direct competition are:

•	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

•	technology companies that offer learning courses covering their own technology products;

•	suppliers of computer-based training and e-learning solutions;

•	internal education, training departments and human resources outsourcers of potential customers; and

•	value-added resellers and network integrators.

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

NEW PRODUCTS INTRODUCED BY US MAY NOT BE SUCCESSFUL.

An important part of our growth strategy is the development and introduction of new products that open up new revenue streams for us. Despite our efforts, we cannot assure you that we will be successful in developing and introducing new products, or that any new products we do introduce will be met with commercial acceptance. The failure to successfully introduce new products will not only hamper our growth prospects but may also adversely impact our net income due to the development and marketing expenses associated with those new products.

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

OUR WORLDWIDE OPERATIONS ARE SUBJECT TO RISKS THAT COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenue and are subject to inherent risks, including:

•	difficulties or delays in developing and supporting non-English language versions of our products and services;

•	political and economic conditions in various jurisdictions;

•	difficulties in staffing and managing foreign subsidiary operations;

•	longer sales cycles and account receivable payment cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	foreign currency exchange rate fluctuations;

•	protectionist laws and business practices that may favor local competitors;

•	difficulties in finding and managing local resellers;

•	potential adverse tax consequences; and

•	the absence or significant lack of legal protection for intellectual property rights.

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

OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.

The period between our initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle, include:

•	our need to educate potential customers about the benefits of our products;

•	competitive evaluations by customers;

•	the customers' internal budgeting and approval processes;

•	the fact that many customers view training products as discretionary spending, rather than purchases essential to their business; and

•	the fact that we target large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise.

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

We operate our business in various foreign countries through subsidiaries organized in those countries. Some of our subsidiaries in the past have been delayed in the filing of their audited statutory financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines and additional taxes.

WE COULD INCUR ADDITIONAL TAXES AS A RESULT OF AN AUDIT BY A TAXING AUTHORITY.

It is possible that we could become subject to an audit by a taxing authority, and such audit may result in additional taxes, interest and penalties. In August 2011, the Company was notified by the U.S. Internal Revenue Service (“IRS”) that its U.S. federal income tax return for the tax year ended January 31, 2010 had been selected for examination. In December 2011, the IRS added the tax return for the year ended January 31, 2011 to its examination. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby negatively and adversely impacting financial condition, results of operations or cash flows.  As of January 31, 2012, the examination is still in the information gathering stage and the Company has not received sufficient information to reach a preliminary conclusion about the Company’s potential exposure, if any. As a result, the Company has not adjusted its tax reserves. While adjustments in the future are possible, we do not currently have information indicating a need to adjust the reserves and we believe our reserves are adequate.

In addition, the IRS could attempt to challenge the tax treatment of the February 2009 transfer of intellectual property from the United States to Ireland. In addition, the IRS could challenge the tax treatment of the Senior Credit Facilities. We are unable to predict the outcome of any tax audit or its potential impact on our operating results or financial position. However, we may incur substantial costs, taxes, interest and penalties in connection with a tax audit, and an audit may cause a diversion of management time and attention and potentially have a significant adverse effect on our cash flows, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 68,755 square feet. We have one lease for 43,355 square feet of space and a second for 25,400 square feet of space. The leases for both locations have been extended to June 2014 and June 2012, respectively. In addition to our United States headquarters, our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; Rochester, New York; Fredericton, New Brunswick, Canada; and Scottsdale, Arizona.

Our worldwide headquarters are located in Dublin, Ireland, where we currently lease and occupy a 17,807 square foot facility, which primarily houses our main content development center.

In Norwood, Massachusetts, we currently lease and occupy 6,570 square feet. This facility houses the operations of our Books24x7 product development team under a lease that expires in December 2016.

In Scottsdale, Arizona, where part of our telesales operation is located and where our Live Learning virtual classroom team is based, we currently lease a total of 23,517 square feet. The lease for this location expires in January 2013.

In Rochester, New York, we currently lease a 94,800 square foot facility and occupy a portion of such facility under a lease that expires in December 2017.

In Canada, we currently lease a total of 47,906 square feet in two buildings in Fredericton, New Brunswick. The Fredericton facility primarily houses our mentoring operations, telesales and certain customer service and support personnel and the lease expires in August 2012.

We also lease sales offices in a number of other countries including the United Kingdom, Germany, Austria and Australia and we lease a development office in Belfast, Northern Ireland.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed, including with respect to our Nashua locations.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public trading market for our ordinary shares.

Shareholders

There was one owner of record of our ordinary shares as of January 31, 2012.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, and the selected consolidated balance sheet data as of January 31, 2011 and 2012 have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended January 31, 2008 and 2009, and the selected consolidated balance sheet data as of January 31, 2008, 2009 and 2010 have been derived from other audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in any future period.

	PREDECESSOR				SUCCESSOR (1)
	Year Ended January 31, 2008	Year Ended January 31, 2009	Year Ended January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	Year Ended January 31, 2012
	(In thousands)
Revenue	$281,223	$328,494	$314,968	$97,538	$149,673	329,129
Cost of revenue	32,637	35,992	29,436	9,226	19,618	31,989
Cost of revenue - amortization of intangible assets	5,423	5,203	128	40	43,678	66,050
Gross profit	243,163	287,299	285,404	88,272	86,377	231,090
Operating expenses:
Research and development	49,612	49,540	43,764	17,131	31,887	55,626
Selling and marketing	97,493	108,416	95,594	40,378	61,407	119,575
General and administrative	34,630	36,774	34,724	21,828	22,478	33,418
Amortization of intangible assets	11,237	11,212	8,117	1,137	29,347	66,350
Merger and integration related expenses	12,283	761	-	-	-	4,516
Restructuring	34	1,523	49	-	-	2,723
SEC investigation	1,346	49	-	-	-	-
Acquisition related expenses	-	-	-	15,063	22,639	3,500
Total operating expenses	206,635	208,275	182,248	95,537	167,758	285,708
Operating income (loss)	36,528	79,024	103,156	(7,265)	(81,381)	(54,618)
Other (expense) income, net	295	1,480	(943)	385	(1,619)	(1,419)
Interest income	3,948	1,550	269	95	66	154
Interest expense	(12,630)	(14,218)	(7,553)	(3,723)	(48,834)	(62,006)
Income (loss) before provision (benefit) for income taxes from continuing operations	28,141	67,836	94,929	(10,508)	(131,768)	(117,889)
Provision (benefit) for income taxes	(31,587)	18,959	23,561	(1,894)	(12,678)	(17,550)
Net income (loss) from continuing operations	59,728	48,877	71,368	(8,614)	(119,090)	(100,339)
Loss (income) from discontinued operations, net of income taxes	270	1,912	-	-	-	(192)
Net income (loss)	$59,998	$50,789	$71,368	$(8,614)	$(119,090)	(100,147)
(1)
 Consolidated statement of operations information for the period from May 26, 2010 through January 31, 2011 and for the fiscal year ended January 31, 2012 are not comparable to preceding periods due to the acquisition of SkillSoft PLC on May 26, 2010

	PREDECESSOR			SUCCESSOR (2)
	As of January 31, 2008	As of January 31, 2009	As of January 31, 2010	As of January 31, 2011	As of January 31, 2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$89,584	$38,952	$80,241	$35,199	$28,908
Working capital (deficit)	30,408	(11,858)	30,065	(56,285)	(70,999)
Long-term investments, deferred tax assets, net & other assets	95,596	81,583	58,962	26,048	25,430
Total assets	696,681	575,100	586,231	1,392,987	1,430,566
Long-term debt	197,000	122,131	83,500	622,973	712,309
Shareholder's equity	213,088	204,056	251,160	427,823	328,987
(2)	Balance sheet data as of January 31, 2011 and 2012 are not comparable to preceding periods due to the acquisition of SkillSoft PLC on May 26, 2010

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

On October 14, 2011, we announced that our indirect subsidiaries, SkillSoft Corporation and SkillSoft Ireland Limited, completed their acquisition of Element K from NIIT Ventures, Inc., an indirect subsidiary of NIIT Limited (the “Element K acquisition”). Element K was acquired for $110 million in cash, subject to adjustments.

The Element K acquisition adds to our existing offerings in learning content and learning platform technology through the addition of Element K's complementary offerings in e-learning content, virtual labs, ILT print materials and custom development services. Also, the addition of Element K employees in sales, customer support and product development strengthens our long-term ability to compete for a greater share of the approximately $48 billion global corporate training market that includes many larger players with more comprehensive product offerings.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes beginning on page F-1 of this Annual Report on Form 10-K.

Format of Presentation

The discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented for both the Predecessor and Successor periods. A non-GAAP presentation of the results for the fiscal year ended January 31, 2012 is provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The information presented for the fiscal year ended January 31, 2011 includes the results of operations for the period from February 1 to May 25, 2010 of the Predecessor and the results of operations for the period from May 26 to January 31, 2011 of the Successor. The discussion refers to the fiscal year ended January 31, 2011 as combined fiscal year ended January 31, 2011. This presentation does not comply with generally accepted accounting principles in the United States ("GAAP"), it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

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

We generate revenue primarily from the licensing of our products, the provision of professional services and the provision of hosting and application services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services can be sold separately for an additional fee, but are predominately bundled within our product offerings.

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
We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the fiscal year ended January 31, 2012 met the requirements for capitalization.

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

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to our acquisitions.

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

Business Outlook

In the fiscal year ended January 31, 2012, we generated revenue of $329.1 million as compared to $247.2 million in the combined fiscal year ended January 31, 2011. We reported a net loss in the fiscal year ended January 31, 2012 of $100.1 million as compared to a net loss of $127.7 million in the combined fiscal year ended January 31, 2011.

The net loss for the combined fiscal year ended January 31, 2011 and the fiscal year ended January 31, 2012 was primarily driven by the activities resulting from, and related to, the Acquisition and the acquisition of Element K. The significant components related to the Acquisition and the acquisition of Element K include the following as of January 31, 2011 and January 31, 2012 (amounts in millions):

	Combined Fiscal Year Ended January 31,	Fiscal Year Ended January 31,
	2011	2012
Current period impact to reductions to deferred revenue in purchase accounting	$68.1	$16.5
Amortization of intangible assets related to content and technology	43.7	66.1
Current period impact to reductions to prepaid commissions in purchase accounting	(8.8)	(1.4)
Current period impact to reductions to prepaid royalties in purchase accounting	-	(2.0)
Accelerated vesting and settlement of stock-based compensation	23.4	-
Acquisition related expenses	37.7	3.5
Restructuring expenses	-	2.7
Merger and integration related expenses	-	4.5
Amortization of intangible assets	29.3	66.4
Interest expense from new borrowings	48.8	62.0
Total	$242.2	$218.3

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

In fiscal 2013, we will continue to focus on revenue generation primarily by:

•	cross selling and up selling;
•	evaluating new markets and expansion in existing markets;
•	acquiring new customers;
•	carefully managing our spending;
•	continuing to execute on our new product and technologies and telesales distribution initiatives;
•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives
•	focusing more and improving on retaining existing customers; and
•	Making incremental investments in our infrastructure and products to support our customer base.

Critical Accounting Policies

Our significant accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to our audited consolidated financial statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

Revenue Recognition

We generate revenue primarily from the licensing of our products, providing professional services and from providing hosting/application service provider (ASP) services.

We follow the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605 Software – Revenue Recognition and Staff Accounting Bulletin No. 104 to account for revenue derived pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer's organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

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

For arrangements subject to ASC 985-605 Software – Revenue Recognition, we recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement.

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

We generally bill the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to our customers. To the extent that a customer is given extended payment terms (defined by us as greater than six months), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.

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

During the first quarter of fiscal 2012, the Company prospectively adopted the guidance of Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, specifically for multiple element arrangements which are not accounted for under ASC 985-605 Software – Revenue Recognition (this is normally due to the inclusion of extranet hosting/ASP services). ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements.

ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or the Company's best estimated selling price (BESP) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminate the residual method of price allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's estimated fair value.

For transactions entered into subsequent to the adoption of ASU No. 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. We limit the amount of revenue recognition for the software and content licenses and extranet hosting services (as a bundled unit) to the amount that is not contingent on the future delivery of products or services or future performance obligation. That amount is then recognized on a straight-line basis over the contractual term. Professional services, including instructor led training, customized content development, website development/hosting and implementation services, are sometimes included in the arrangements. If we determine that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise we typically recognize professional service revenue as the services are performed. We do not have VSOE for our professional service offerings. Therefore, fair value for these elements is based on TPE, which is determined based on competitor prices for similar elements when sold separately, or the BESP. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, geographies, customer classes and distribution channels.

The adoption of ASU 2009-13 did not significantly impact our financial statements.

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

We record reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the fiscal year ended January 31, 2012.

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

Our contracts often include an uptime guarantee for solutions hosted on our servers whereby customers may be entitled to credits in the event of non-performance. We also retain the right to remedy any nonperformance event prior to issuance of any credit. Furthermore, our contracts contain standard warranty and indemnification coverage to our customers. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and, should these costs become substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.

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

We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company has determined that it is comprised of one reporting unit for purposes of evaluating potential impairment of goodwill. Based upon our fiscal 2012 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

Share-Based Compensation

Predecessor

We used the Black-Scholes option pricing model to estimate the fair value of share option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The estimated fair value of employee share options was amortized to expense using the straight-line method over the vesting period. Our assumed dividend yield of zero was based on the fact that we have never paid cash dividends and have no intention to pay cash dividends. Our expected share-price volatility assumption was based on a blend of implied volatility, based on exchange-traded options for our shares, and actual historical volatility calculated over a period commensurate with the expected life of our option grants. We believed that using a blended volatility assumption resulted in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life was based on Company-specific historical experience. With regard to the estimate of the expected life, we considered the exercise behavior of past grants and the pattern of aggregate exercises. We looked at historical option grant cancellation and termination data in order to determine our assumption of forfeiture rate.

All outstanding options under the Predecessor’s plans were cancelled effective on the date of the Acquisition. Any options at that time which were in-the-money were settled in cash or exercised and sold per the terms of the Acquisition.

Successor

On November 16, 2010 the Manager of SSILuxco II S.A. (“Luxco II”), a Luxembourg entity which is an indirect parent of the Company, adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries).Options granted under the 2010 Plan become exercisable based on a combination of service-, performance- and market-based vesting conditions.

The fair value of the options with service-based conditions are estimated on the date of grant using the Black-Scholes option pricing model. Key assumptions used in estimating the grant date fair value of these options are as follows: interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate. The expected term of the time vesting options are based on the “simplified” methodology, the mathematical mean of the average vesting period and the contractual life of the options, as allowed by the guidance, because with no public market for our shares, we do not currently have a reasonable basis to estimate post Acquisition exercise patterns. We review the historical and implied volatility of publicly traded companies within our industry and utilize the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on regional and industry trend reports due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate.

The fair value of the options with performance and market based vesting conditions are estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of options with service-based conditions only and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. We also have to assume a time horizon to when the performance conditions of the options will be met.

The fair value of the Luxco II shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The Board of Directors, in conjunction with the compensation committee of the general partner of our ultimate parent, SSI Pooling, L.P., and SSILuxco II, felt this most accurately represented fair market value due to the close timing proximity between the issuance of the share-based payments and the Acquisition. This assertion was supported by a contemporaneous valuation to estimate the fair value of our ordinary shares in connection with the issuance of share-based payment awards. We performed a contemporaneous valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the fiscal year ended January 31, 2012. We relied on this valuation analysis in determining the fair value of the share-based payment awards. This valuation was performed using a similar methodology that was used in the previous periods following the Acquisition. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

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

For the fiscal year ended January 31, 2012, no expense has been recognized on our statement of operations, due to call features held by Luxco II for any shares exercised by the option holders which received grants in fiscal 2012 or fiscal 2011. These call features lapse on a qualified change in control or public offering, at which point compensation expense associated with these awards will be recognized.

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is generally based upon estimates of the future performance and cash flows from the acquired business. We have used the income approach to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Customer contracts and relationships represent established relationships with customers to whom we believe we may sell additional content and services. Tradenames represent acquired product names that we intend to continue to utilize. We have used a cost approach to determine the estimated fair value of certain other identifiable intangible assets including developed technology and content. This approach determines fair value by estimating the cost  to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how.

Related Party Transactions

Upon completion of the Acquisition, certain of our parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to us and certain of our parent and subsidiary entities until the tenth anniversary of the consummation of the Acquisition, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. For the period from May 26, 2010 to January 31, 2011 and for the fiscal year ended January 31, 2012 we recognized $1.0 million and $1.5 million, respectively, of management fees in our statement of operations. After satisfaction of certain Irish regulatory requirements, SkillSoft became a party to the management agreement.

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

Results of Operations

Comparison of the Fiscal Years Ended January 31, 2011 and 2012

	Predecessor	Successor	Combined	Successor
	February 1, to May 25, 2010	May 26, to January 31, 2011	Fiscal Year Ended ended January 31, 2011 (1)	Fiscal Year Ended ended January 31, 2012
Revenue	$97,538	$149,673	$247,211	$329,129
Cost of revenue	9,226	19,618	28,844	31,989
Cost of revenue – amortization of intangible assets	40	43,678	43,718	66,050
Gross profit	88,272	86,377	174,649	231,090
Operating expenses:
Research and development	17,131	31,887	49,018	55,626
Selling and marketing	40,378	61,407	101,785	119,575
General and administrative	21,828	22,478	44,306	33,418
Amortization of intangible assets	1,137	29,347	30,484	66,350
Acquisition related expenses	15,063	22,639	37,702	3,500
Merger and integration related expenses	-	-	-	4,516
Restructuring	-	-	-	2,723
Total operating expenses	95,537	167,758	263,295	285,708
Operating loss	(7,265)	(81,381)	(88,646)	(54,618)
Other (expense) income, net	385	(1,619)	(1,234)	(1,419)
Interest income	95	66	161	154
Interest expense	(3,723)	(48,834)	(52,557)	(62,006)
Loss before benefit for income taxes from continuing operations	(10,508)	(131,768)	(142,276)	(117,889)
Provision for income taxes	(1,894)	(12,678)	(14,572)	(17,550)
Net loss from continuing operations	(8,614)	(119,090)	(127,704)	(100,339)
Income from discontinued operations, net of an income tax provision of $96 in fiscal 2012	-	-	-	(192)
Net Loss	$(8,614)	$(119,090)	$(127,704)	$(100,147)

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
Revenue

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
Revenue:
United States	$232,961	$252,700	$19,739	8%
International	82,394	92,890	10,496	13%
Fair Value adjustments of deferred revenue	(68,144)	(16,461)	51,683	(76)%
Total	$247,211	$329,129	$81,918	33%

The increase in total revenue for the fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily the result of the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition. In addition, we realized additional revenue as a result of the acquisition of Element K of approximately $14.7 million. The increase in domestic and international revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year as compared to the same prior year period.

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
Cost of revenue	$28,844	$31,989	$3,145	11%
As a percentage of revenue	12%	10%
Cost of revenue – amortization of intangible assets	43,718	66,050	22,332	51%
As a percentage of revenue	18%	20%

The increase in cost of revenue in the combined fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily due to royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition). In addition we incurred incremental expenses associated with transitioning Element K customer contracted product obligations assumed in the Element K acquisition.

The increase in cost of revenue - amortization of intangible assets in the fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily due to the timing of the Acquisition, as the combined fiscal year ended January 31, 2011 included 12 full months of amortization expense. In addition, we incurred the amortization of intangible assets acquired from 50 Lessons and Element K.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
Research and development	$49,018	$55,626	$6,608	13%
As a percentage of revenue	20%	17%

The increase in research and development expense in the fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily due to incremental software and content development costs of $7.1 million and increased compensation and benefits expense of $3.9 million during the twelve months ended January 31, 2012. This was partially offset by a reduction of $4.9 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
Selling and marketing	$101,785	$119,575	$17,790	17%
As a percentage of revenue	41%	36%

The increase in selling and marketing expense in the fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily due to increased compensation and benefits expense of $10.4 million as a result of an increase in headcount (of which approximately $2.2 million is as a result of the Element K acquisition) and an increase in commission expense of $3.5 million. The increase in headcount also contributed to an increase in travel and office expenses of $1.0 million. In addition, there was a $7.3 million increase in commission expense resulting from the write-off of prepaid commissions in purchase accounting related to the Acquisition, which was partially offset by the impact of the write-off of prepaid commissions in purchase accounting related to the acquisition of Element K. We incurred incremental consulting fees of $1.3 million and increased marketing costs of $1.2 million to support our sales growth initiatives. This was partially offset by a reduction of $8.3 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
General and administrative	$44,306	$33,418	$(10,888)	(25)%
As a percentage of revenue	18%	10%

The decrease in general and administrative expense in the fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily due to a reduction in share-based compensation of $11.8 million resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition. This was partially offset by an increase in compensation and benefits expense of $1.1 million.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
Amortization of intangible assets	$30,484	$66,350	$35,866	118%
As a percentage of revenue	12%	20%
Acquisition related expenses	37,702	3,500	(34,202)	(91)%
As a percentage of revenue	15%	1%
Merger and integration related expenses	-	4,516	4,516	*
As a percentage of revenue	0%	1%
Restructuring	-	2,723	2,723	*
As a percentage of revenue	0%	1%
____________
*           Not meaningful

The increase in amortization of intangible assets in the fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily due to the timing of the Acquisition, as the fiscal year ended January 31, 2012 included twelve full months of amortization expense. In addition, we incurred the amortization of intangible assets acquired from 50 Lessons and Element K.

The decrease in acquisition related expenses for the fiscal year ended January 31, 2012 as compared to the combined fiscal year ended January 31, 2011 was primarily due to activity related to the Acquisition being substantially complete in fiscal 2011, which was partially offset by incremental activity related to the acquisition of Element K.

In the fiscal year ended January 31, 2012 we incurred approximately $4.5 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. Included in these costs are salary and benefits for Element K employees conducting transition activities as well as charges related to facility costs for leased space only expected to be utilized for a short term during the transition period, transitional systems and process integration activities. We expect these integration efforts to be materially completed in fiscal 2013.

In the fiscal year ended January 31, 2012 we committed to a workforce reduction plan as a result of the acquisition of Element K in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force we incurred restructuring charges in the fiscal year ended January 31, 2012 of $2.7 million which related primarily to one-time termination benefits.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
Other income (expense), net	$(1,234)	$(1,419)	$(185)	15%
As a percentage of revenue	0%	0%
Interest income	161	154	(7)	(4)%
As a percentage of revenue	0%	0%
Interest expense	(52,557)	(62,006)	(9,449)	18%
As a percentage of revenue	(21)%	(19)%%

The increase in other (expense), net for the combined fiscal year ended January 31, 2012 as compared to the combined fiscal year ended January 31, 2011 was primarily due to foreign currency fluctuations.

The increase in interest expense in the fiscal year ended January 31, 2012 versus the combined fiscal year ended January 31, 2011 was primarily due to the timing of when borrowings incurred in connection with the Acquisition were entered into, as the fiscal year ended January 31, 2012 included twelve full months of interest expense related to Acquisition related borrowings. This was partially offset by certain non-recurring interest costs which were incurred during the fiscal year ended January 31, 2011. In addition, we incurred incremental interest expense on borrowings related to the acquisition of Element K.

Provision for Income Taxes

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2011	2012
(In thousands, except percentages)
Provision (benefit) for income taxes	$(14,572)	$(17,550)	$(2,978)	20%
As a percentage of revenue	(6)%	(5)%

For the fiscal year ended January 31, 2012 and combined fiscal year ended January 31, 2011, our effective tax rates from continuing operations were 14.9% and 10.2%, respectively. The tax benefit we recorded for the fiscal year ended January 31, 2012 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the fiscal year ended January 31, 2012, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the combined fiscal year ended January 31, 2011, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

Income from Discontinued Operations

For the fiscal year ended January 31, 2012 we recorded income from discontinued operation, net of tax of $0.2 million. In December 2011, we decided to sell the Training Channel Enablement (“TCE”) business acquired from Element K due to the fact that we did not believe this product was consistent with our strategy and our profit model. We do not feel the discontinued operations will have a material impact on our financial condition or liquidity through the date when risks associated with the operations will be transferred or otherwise terminated.  In addition we do not feel there will be any material contingent liabilities that remain after the sale or disposal of the operations.

On March 21, 2012, we entered into an Asset Purchase Agreement pursuant to which we agreed to sell to Logical Operations Inc. certain of the TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012.

Comparison of the Fiscal Years Ended January 31, 2010 and 2011

	Predecessor	Predecessor	Successor	Combined
	Fiscal Year Ended January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011	Fiscal Year Ended ended January 31, 2011 (1)
Revenue	$314,968	$97,538	$149,673	$247,211
Cost of revenue	29,436	9,226	19,618	28,844
Cost of revenue – amortization of intangible assets	128	40	43,678	43,718
Gross profit	285,404	88,272	86,377	174,649
Operating expenses:
Research and development	43,764	17,131	31,887	49,018
Selling and marketing	95,594	40,378	61,407	101,785
General and administrative	34,724	21,828	22,478	44,306
Amortization of intangible assets	8,117	1,137	29,347	30,484
Restructuring	49	-	-	-
Acquisition related expenses	-	15,063	22,639	37,702
Total operating expenses	182,248	95,537	167,758	263,295
Operating (loss) income	103,156	(7,265)	(81,381)	(88,646)
Other (expense) income, net	(943)	385	(1,619)	(1,234)
Interest income	269	95	66	161
Interest expense	(7,553)	(3,723)	(48,834)	(52,557)
Income (loss) before (benefit) provision for income taxes from continuing operations	94,929	(10,508)	(131,768)	(142,276)
Provision for income taxes	23,561	(1,894)	(12,678)	(14,572)
Net income (loss)	$71,368	$(8,614)	$(119,090)	$(127,704)

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

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2010	2011
(In thousands, except percentages)
Cost of revenue	$29,436	$28,844	$(592)	(2)%
As a percentage of revenue	9%	12%
Cost of revenue – amortization of intangible assets	128	43,718	43,590	341%
As a percentage of revenue	0%	18%

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
____________
*           Not meaningful

For the fiscal year ended January 31, 2010 and the combined fiscal year ended January 31, 2011, our effective tax rates were 24.8% and 10.2%, respectively. The change in the effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the fiscal year ended January 31, 2010, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland. For the combined fiscal year ended January 31, 2011, the effective tax benefit rate was slightly lower than the Irish statutory rate, primarily due to non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

	Predecessor	Successor	Combined	Successor
	February 1, to May 25, 2010	May 26, to January 31, 2011	(1) Fiscal year ended January 31, 2011	Fiscal year ended January 31, 2012
Net cash (used in) provided by operating activities	$54,085	$(28,558)	$25,527	$30,361
Net cash (used in) provided by investing activities	3,149	(1,073,687)	(1,070,538)	(119,103)
Net cash provided by (used in) financing activities	(79,916)	1,135,734	1,055,818	80,940
Effect of exchange rate changes on cash and cash equivalents	(1,315)	1,710	395	1,511
Net (decrease) increase in cash and cash equivalents	$(23,997)	$35,199	$11,202	$(6,291)

(1)    This presentation does not comply with GAAP, it is not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments. However, management believes it provides a meaningful method of comparing the current period to the prior period results.

At January 31, 2012, our principal source of liquidity was our cash and cash equivalents, which totaled $28.9 million as compared to $35.2 million at January 31, 2011. In addition, we have $40 million available to borrow under  the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $30.4 million for the fiscal year ended January 31, 2012 was primarily due to our net loss of $100.1 million, which reflects the impact of non-cash expenses for depreciation and amortization of $136.6 million, non-cash interest expense of $4.7 million, and partially offset by a non-cash tax benefit of $21.5 million. Net cash provided by operating activities also includes an increase in deferred revenue of $37.1 million and accrued expenses of $9.9 million.. This was partially offset by an increase in accounts receivable of $27.1 million and prepaid expenses of $5.7 million during the period. The increase in accounts receivable and deferred revenue was primarily the result of an increase in order intake and billings in the fiscal year ended January 31, 2012 as compared to the combined fiscal year ended January 31, 2011. The increase in accounts receivable of $27.1 million compares to an increase in accounts receivable of $2.0 million for the combined fiscal year ended January 31, 2011. This change period over period is primarily due to an increase in order intake and billing activity compared to the respective prior period as well as the timing of collections.

Net cash used in investing activities was $119.1 million for the fiscal year ended January 31, 2012, which includes cash used to acquire Element K of $109.4 million and 50 Lessons of $3.8 million, net of cash acquired as well as purchases of property and equipment of $5.8 million.

Net cash provided by financing activities was $80.9 million for the fiscal year ended January 31, 2012. This was the result of borrowings under our long-term debt of $85.4 million, net of debt acquisition costs and original issue discount. During this period, we made principal payments on our debt of $4.8 million.

We had a working capital deficit of approximately $71.0 million as of January 31, 2012 as compared to working capital deficit of approximately $56.3 million as of January 31, 2011. The increase in working capital deficit was primarily due to cash used for the acquisition of Element K of $18.3 million (net of borrowed funds and cash received) and of 50 Lessons of $3.8 million as well as principal payments made on our Senior Credit Facilities of $4.8 million. In addition, we made purchases of property and equipment $5.8 million. This was partially offset by having $2.4 million classified as current maturities on long term debt as of January 31, 2012 as compared to $8.5 million as of January 31, 2011 which was due the estimated repayment of the Senior Credit Facilities on outstanding borrowings.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 5 years and Senior Notes due in 6 years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through fiscal 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at January 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$16,364	$5,666	$6,036	$3,437	$1,225
Contractual minimums	27,861	5,994	12,617	9,250	-
Debt Obligations	718,556	2,796	8,300	8,300	699,160
Total Obligations	$762,781	$14,456	$26,953	$20,987	$700,385

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

As a result of the acquisitions, we are highly leveraged. As of January 31, 2012, we have outstanding $718.6 million in aggregate indebtedness (which resulted in net proceeds of $688.3 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40 million of borrowing capacity available under our revolving credit facility. As of January 31, 2012, the revolving credit line facility was undrawn. Interest expense for the fiscal year ended January 31, 2012 was $62.0 million.

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

In addition, our Senior Credit Facilities require us to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. The financial covenant requires us to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. As of January 31, 2012, we were in compliance with this financial covenant and all nonfinancial covenants under our Senior Credit Facilities.

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

The indenture governing the senior notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on our assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits us and our subsidiaries to incur additional indebtedness, including secured indebtedness. As of January 31, 2012, we were in compliance with these nonfinancial covenants contained in the indenture governing the senior notes.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards Codification (ASC) Topic 605-25, Revenue Recognition, 25 Multiple-Element Arrangements. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. Adoption of this statement on February 1, 2011 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under FASB ASC Topic 985-605, Software, 605, Revenue Recognition to exclude tangible products containing software components and non-software components that function together to deliver a product's essential functionality. Adoption of this statement on February 1, 2011 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. We are required to adopt Update No. 2011-04 in the quarter ending April 30, 2012 and we do not believe its adoption will have a significant impact on the future results of operations or financial position.

In May 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. ASU 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for the quarter ending April 30, 2012.

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

As a result of the Acquisition and the acquisition of Element K we incurred debt and we are highly leveraged. The following chart shows our level of indebtedness as of January 31, 2012:

January 31, 2012
(dollars in millions)
Senior Credit Facilities	$408.6
11.125% Senior Notes due 2018	310.0
Total	$718.6

At January 31, 2012, our outstanding debt under our Senior Credit Facilities bears interest based on a floating rate index with a minimum rate of 1.75%. A 0.125% increase to a floating rate greater than 1.75% could cause our annual interest expense to increase by approximately $0.5 million. Interest expense is sensitive to changes in the general level of U.S. interest rates, however, the current rate index is well below 1.75%. If circumstances were to change we would take any necessary steps to mitigate potential risk.

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012 gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $(1.1) million, $0.3 million, $(1.8) million and $(1.5) million, respectively. As of January 31, 2012, we were not party to any derivative financial instruments with respect to our exposure to foreign currency rates.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Operating Results” and our audited consolidated financial statements for the fiscal year ended January 31, 2012 beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 31, 2012, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance1

Executive Officers and Directors

Below is a list of the names, ages as of March 31, 2012 and positions, and a brief account of the business experience, of the individuals who serve as the executive officers and directors of the Company.

Name	Age	Position
Executive Officers
Charles E. Moran	57	President and Chief Executive Officer
Thomas J. McDonald	62	Chief Financial Officer and Secretary
Jerald A. Nine, Jr.	54	Chief Operating Officer
Mark A. Townsend	59	Executive Vice President, Technology
Colm M. Darcy	48	Executive Vice President, Content Development
Anthony P. Amato	47	Chief Accounting Officer
Heather Loisel	45	Chief Marketing Officer
Board of Directors
Michael C. Ascione	40	Director
John Maldonado	36	Director
David W. Humphrey	34	Director
Imelda Shine	42	Director
Ferdinand von Prondzynski	57	Director
Eugene Regan	60	Director
Thomas Murray	55	Director
Lelia O’Hea	35	Director
Charles E. Moran, age 57, has served as our President and Chief Executive Officer since May 2010. Mr. Moran was appointed Chairman of the Board of Directors of SkillSoft Limited in November 2006 and has served as a director and has held the position of President and Chief Executive Officer of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until SkillSoft Limited’s merger with SkillSoft Corporation in September 2002.

Thomas J. McDonald, age 62, has served as our Chief Financial Officer and Secretary since May 2010, and has served as Chief Financial Officer and Executive Vice President of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. McDonald also served as SkillSoft Limited’s Assistant Secretary from September 2002 until April 2010, and has served as SkillSoft Limited’s Secretary since April 2010. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until SkillSoft Limited’s merger with SkillSoft Corporation in September 2002.

Jerald A. Nine, Jr., age 54, has served as our Chief Operating Officer since May 2010 and has served as Chief Operating Officer of SkillSoft Limited since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from February 2004 until SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 to February 2004 and as its Vice President, Worldwide Sales and Marketing from April 1998 to December 2001.

Mark A. Townsend, age 59, has served as our Executive Vice President, Technology since May 2010 and has served as Executive Vice President, Technology of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with SkillSoft Corporation in September 2002.

Colm M. Darcy, age 48, has served as our Executive Vice President, Content Development since May 2010 and has served as Executive Vice President, Content Development of SkillSoft Limited since SkillSoft Limited’s merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as SkillSoft Limited’s Executive Vice President, Research and Development and from January 2002 to April 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with SkillSoft Limited from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining SkillSoft Limited, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Republic of Ireland’s Department of Health and Child Welfare.

Anthony P. Amato, age 47, has served as our Chief Accounting Officer since May 2010 and has served as Vice President, Finance and Chief Accounting Officer of SkillSoft Limited since August 2006. From May 2005 until August 2006, Mr. Amato served as Vice President of Finance Operations and Treasury for SkillSoft Limited. From May 2003 to May 2005, Mr. Amato served as Director of International Finance/Corporate Treasurer for SkillSoft Limited. Prior to joining SkillSoft Limited, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002.

Heather Loisel, age 45, has served as our Chief Marketing Officer since November 2011. Prior to joining SkillSoft Corporation, Ms. Loisel served as Senior Vice President, Marketing, for JDA Software Group, a global provider of supply chain management, merchandising and pricing solutions, from May, 2010 to October, 2011.  From 2003 to April, 2010, Ms. Loisel held various positions in sales, marketing and operations at SAP North America, a global provider of enterprise application software, most recently as Vice President of Global Marketing Operations.  From 1998 to 2003, Ms. Loisel held positions at PeopleSoft, a provider of enterprise software solutions, where her final position was Vice President of Global Sales Productivity.

Michael C. Ascione, age 40, has served as a director since June 2010. Mr. Ascione is currently a Managing Director at Berkshire Partners LLC, a Boston-based private equity firm, having joined the firm in 2001. Mr. Ascione also serves on the Board of Directors of several private companies. Before joining Berkshire Partners, Mr. Ascione was director of business development at an IT services firm, a senior associate at a private equity firm and started his career in the Corporate Finance and Principal Investment Area at Goldman, Sachs & Co. Mr. Ascione holds a BS from Boston College and an MBA from Harvard Business School. Mr. Ascione’s private equity, financial and business experience qualify him to serve as a director.

John Maldonado, age 36, has served as a director since May 2010. Mr. Maldonado is currently a Managing Director at Advent International, having joined the firm in 2006. Mr. Maldonado also serves on the board of directors of Vantiv, Inc., a company which provides electronic payment processing services to merchants and financial institutions throughout the United States. Prior to joining Advent International, Mr. Maldonado was at Parthenon Capital from 2004-2006, at Bain Capital from 2000 to 2002 and a consultant with the Parthenon Group from 1998 to 2000. Mr. Maldonado received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College. Mr. Maldonado’s private equity, consulting, business services and financial experience qualify him to serve as a director.

David Humphrey, age 34, has served as a director since May 2010. Mr. Humphrey is currently a Principal in the Private Equity group of Bain Capital, having joined the firm in 2001. Mr. Humphrey also serves on the board of directors of Burlington Coat Factory Investments Holdings, Inc. and of Bright Horizons Family Solutions, Inc. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University. Mr. Humphrey’s private equity, mergers and acquisitions and investment banking experience qualify him to serve as a director.

Imelda Shine, age 42, has served as a director since February 2010. Ms. Shine is currently the Managing Director of Intertrust Management Ireland Limited, having established Intertrust’s Irish operation in February 2009. Ms. Shine is a director of ARM PLC and several private companies. Prior to joining Intertrust, Ms. Shine served as Portfolio Manager at Davy Private Clients from October 2006 until September 2008, as Associate Director of Bank of Ireland Asset Management from January 2003 until September 2006, Vice President & Director Global Product Management (Global Equities) for OppenheimerFunds from September 1998 until January 2003 and Product Manager with LGT Asset Management (Formerly GT Global) from March 1993 until August 1998. Ms. Shine holds a Bachelor of Business Studies and Masters in Marketing Practice from the Smurfit Graduate School of Business. Ms. Shine’s education, international financial services and business experience qualify her to serve as a director.

Ferdinand von Prondzynski, age 57, has served as a director since June 2010 and served as a director of SkillSoft Limited from November 2001 to May 2010. Dr. von Prondzynski currently serves as Principal and Vice-Chancellor of Robert Gordon University, Aberdeen. Dr. von Prondzynski served as the President of Dublin City University (DCU), one of Ireland’s leading higher education institutions, from July 2000 until July 2010. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski has been a member of Ireland’s National Competitiveness Council since 2002. Dr. von Prondzynski is also a director of Knockdrin Estates Ltd. and several private companies. Dr. von Prondzynski’s leadership role at DCU, his 10 years on the Board of Directors of SkillSoft Limited and his legal, financial and business experience qualify him to serve as a director.

Eugene Regan, age 60, an economist and lawyer, has served as a director since December 2010. Since entering private legal practice in 1995, Mr. Regan has been a practising barrister at the Irish Bar in Dublin. Prior to 1995, Mr. Regan was a Director and General Manager of Agra Trading Ltd, an international trading company. Mr. Regan also served as a member of the Cabinet of an Irish Commissioner at the European Commission in Brussels and was also Chief Executive of the Irish Meat Exporters Association. Mr. Regan is currently a director of a number of companies in the Mutual Funds area. He holds a B.A. and M.A. in economics from University College Dublin, an M.A. in International and European law from the Vrije Universiteit Brussels, Belgium, and a diploma in Applied Finance from the Irish Management Institute in Dublin. Mr. Regan is a Senator in the Irish Senate, his term of office ending April 2011 (the Upper House of the Irish Parliament). Mr. Regan’s legal, political, financial and business experience qualify him to serve as a director.

Thomas Murray, age 55, has served as a director since June 2011. Mr. Murray currently serves as a non-executive director of several companies and regulated funds including UCITs, QIFs and other management entities. He is also on the boards of several investment companies including entities managed by Barclays, Deutsche and Skandia, where he also serves on the Investment Committee. Mr. Murray is also a director of Touax Rail Ltd., an international leasing operation. Mr. Murray also served as a director of Merion Finance Ltd, a corporate finance firm, from November 2003 to December 2008. Mr. Murray is a graduate of University College Dublin and qualified as a Chartered Accountant with Coopers & Lybrand in 1980. Mr. Murray was a member of the National Futures Association between 1990 and 1992, and in 2011 obtained a diploma in Directors Duties and Responsibilities from the Institute of Chartered Accountants in Ireland. Mr. Murray’s financial services, accounting and business experience qualify him to serve as a director.

Lelia O’Hea, age 35, has served as a director since September 2011. Ms. O’Hea is currently a Relationship Manager with Intertrust Management Ireland Limited, and has served in this capacity since May, 2010. Ms. O’Hea is a qualified solicitor who was admitted to the Roll of Solicitors in Ireland in 2008. Prior to joining Intertrust, Ms. O’Hea served from July 2006 to April 2010 as a solicitor with P.J. O’ Driscolls, Solicitors, a general practice law firm with a focus on both private client and commercial business. Ms. O’Hea also currently serves as a non-executive director for several private limited companies. Ms. O’Hea’s legal background and experience serving as a director of several private limited companies and, previously, two public limited companies, qualify her to serve as a director.

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

Audit Committee

The board of directors of SSI Pooling GP, Inc. (“SSI Pooling GP”), a Cayman Islands exempted company and the general partner of our parent company, (“Parent Board”), maintains an audit committee. The members of Parent Board’s audit committee are Messrs. Michael C. Ascione, John Maldonado and David Humphrey, each of whom were appointed on November 12, 2010. Parent Board has not determined whether or not any of its members who serve on the audit committee is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Parent Board has determined, however, that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of its audit committee to provide effective oversight of the Company’s financial reporting and internal control over financial reporting. Accordingly, Parent Board does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of Parent Board’s audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, Parent Board considered the knowledge gained by the current members of its audit committee in connection with their prior experience.

Item11. Executive Compensation

Compensation Discussion and Analysis

In the fiscal year ended January 31, 2012, the Compensation Committee of the Board of Directors consisted of Michael Ascione, David Humphrey and John Maldonado (the “Compensation Committee”). The Compensation Committee operates under the authority established in the Compensation Committee charter approved by the Board of Directors in June 2011. Prior to adoption of the Compensation Committee charter, the Compensation Committee operated in a manner that was consistent with the authority established under the charter. The Compensation Committee’s primary responsibility is to oversee the compensation relating to our principal executive officer, principal financial officer and our three most highly compensated executive officers (our “Named Executive Officers”). In this role, the Compensation Committee reviews and approves compensation decisions relating to our Named Executive Officers. In addition, the Compensation Committee has responsibilities related to our incentive-compensation plans (which our Named Executive Officers do not participate in) and the SSILuxco II S.A., 2010 Equity Incentive Plan.  SSILuxco II S.A. is a Luxembourg entity which is an indirect parent of the Company (“Luxco II”).

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the Compensation Committee with respect to the compensation of our Named Executive Officers are to:

•	ensure that a significant part of such compensation is tied to the achievement of corporate and individual performance objectives, which both promotes and rewards the achievement of those objectives;
•	align long-term executive incentives with the creation of shareholder value; and
•	attract, retain and motivate the best possible talent.

To achieve those objectives, the Compensation Committee evaluates and implements our Named Executive Officer compensation program with the goal of setting compensation at levels the Compensation Committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, our Named Executive Officer compensation program ties a substantial portion of each Named Executive Officer’s overall compensation to our financial performance as measured by metrics such as adjusted EBITDA and bookings.  In addition, a percentage of total cash compensation may be paid by the Compensation Committee on a discretionary basis tied to activities such as achievement of strategic initiatives. The Compensation Committee works in conjunction with the compensation committee of SSI Pooling GP, the general partner of our ultimate parent, SSI Pooling L.P. (“Parent”), to provide a portion of the Named Executive Officer compensation in the form of share options in Luxco II granted pursuant to the 2010 Plan. Share options in Luxco II granted to our Named Executive Officers are subject to time-based and performance based vesting conditions. We believe these grants help to retain our Named Executive Officers and align their interests with those of our Parent’s shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation and the performance based vesting requirements.

In making compensation decisions in fiscal 2012, the Compensation Committee received input from an independent compensation consulting firm engaged by the Compensation Committee, Compensia. Compensia provides the Compensation Committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. This peer group, which is periodically reviewed and updated by the Compensation Committee, as appropriate, with the assistance of Compensia, consisted of companies the Compensation Committee believes are generally comparable to our company in terms of size (based on revenue, market capitalization, profitability and/or number of employees) or industry and/or against which the Compensation Committee believes we could compete for executive talent. The peer group used for purposes of presenting information to the Compensation Committee for fiscal 2012 was comprised of the following 23 companies: Advent Software, ANSYS, Blackbaud, Blackboard, Capella Education, Concur Technologies, Deltek, Digital River, Informatica, j2 Global Communications, K12, Kenexa, Microstrategy, Morningstar, Quest Software, Strayer Education, Taleo, Tibco Software, The Advisory Board, The Corporate Executive Board, The Ultimate Software Group, ValueClick and Websense. Compensia also provides the Compensation Committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements. In addition to the benchmarking data related to the peer group, the Compensation Committee considers data with respect to the amount of compensation paid to each Named Executive Officer by, particular compensation element in prior periods. This enables the Compensation Committee to evaluate historical compensation changes and the amount of incentive compensation earned as a percentage of base pay against historical company performance.

In addition to the data and advice provided by Compensia, the Compensation Committee also considers input from our chief executive officer and the compensation committee of SSI Pooling GP. In fiscal 2012, SSI Pooling GP’s compensation committee consisted of Richard Lubin, Steven Tadler and Ian Loring, representatives of Berkshire Partners LP, Advent International and Bain Capital, LP, respectively. Mr. Lubin, Mr. Loring and Mr. Tadler are also members of the SSI Pooling GP’s board of directors.  Input from these sources is communicated to the Compensation Committee at its request and at meetings of the Compensation Committee, which our chief executive officer attends, and includes information with respect to the performance and contributions of other members of the executive management team. Our chief executive officer is not present during the executive session conducted by the Compensation Committee at its meetings. When asked by the Compensation Committee, our chief executive officer provides recommendations with respect to financial and operational objectives and offers his view regarding the overall structure of the plans.

The Compensation Committee has established the following guidelines to assist it in making compensation decisions for our Named Executive Officers. These guidelines are expressed, for a particular element of compensation, as the target percentile of the range of that compensation element paid to similarly situated executives of the companies in our benchmarking peer group. Consistent with fiscal 2011, in fiscal 2012, we positioned total target cash compensation for our Named Executive Officers at approximately the 75th percentile of our peer group. In establishing this general guideline, the Compensation Committee considered the peer group data provided by Compensia, the performance of the executive management team over an extended period of time and its desire to enhance the retentive value of the cash compensation program.

Also, in fiscal 2012, the Compensation Committee changed its philosophy with respect to the establishment of base salaries and made a change to the structure of our Named Executive Officer cash compensation program. The Compensation Committee decided to align base salaries with the 75th percentile of the benchmarking data. Historically, the Compensation Committee had targeted base salaries at the 25th percentile (while overall target cash compensation was positioned at the 75th percentile). This change was primarily driven by a structural change to the cash compensation plans implemented in fiscal 2012. In fiscal 2012, the Compensation Committee eliminated the quarterly incentive cash opportunities that had been part of our Named Executive Officer cash compensation program for the last several years, and based all incentive compensation on annual objectives. The quarterly incentive cash opportunities were put in place when SkillSoft Limited had publicly traded equity securities, and the Compensation Committee believes a shift to annual opportunities will help focus executive management on the long-term objectives of the organization. At the same time, the Compensation Committee decided to change the mix of fixed versus incentive compensation to bring the mix more in line with the peer group data it reviewed.

In summary, the Compensation Committee targets our Named Executive Officer compensation program elements as follows:

•	base salaries are targeted at approximately the 75th percentile of our peer group; and
•	total cash compensation (base salary and target bonus) is targeted at the 75th percentile of our peer group.

Variations to these guidelines may occur due to factors such as the experience levels of particular individuals, their performance, their relative importance within the organization and market factors. The Compensation Committee believes that this approach ties a significant percentage of incentive compensation to company performance and provides market competitive pay to our Named Executive Officers in the short-term when performance merits it and above median compensation when long-term performance merits it.

Components of our Named Executive Officer Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
•	cash incentive bonuses;
•	share option awards in Luxco II;
•	employee benefits; and
•	severance benefits.

Base Salary

Base salary is used to compensate our Named Executive Officers for the normal performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our Named Executive Officers, the Compensation Committee considers data from our benchmarking peer group, as well as a variety of other factors, including any contractual commitments to that individual, the seniority of the individual, the level of the individual’s responsibility, our ability to replace the individual, and the base salary of the individual at his prior employment, if applicable. Each of our Named Executive Officers has an employment agreement dating from either 1998 or 2002 that provides for a minimum annual base salary (see “Employment Agreements and Potential Termination Payments” below). The current base salaries of those executives are in excess of their minimum base salaries as provided for in their employment agreements, and those employment agreements are not a significant factor in the Compensation Committee’s base salary decisions.  Base salaries are reviewed at least annually by the Compensation Committee.

At the beginning of each of fiscal 2010 and fiscal 2011, the SkillSoft Limited Compensation Committee did not increase the base salaries of its Named Executive Officers. The benchmarking data presented by Compensia for each period indicated that an increase in the base salary of each of the Named Executive Officers would have been warranted.  However, in light of the economic conditions prevailing in fiscal 2010 and early in fiscal year 2011 and the pending acquisition by the Sponsors in 2010, and at the recommendation of management, the SkillSoft Limited Compensation Committee determined not to increase such base salaries.

In fiscal 2012, as discussed above, the Compensation Committee changed its philosophy and practices with respect to the setting of base salaries for our Named Executive Officers.  Prior to fiscal 2012, base salaries had been targeted at the 25th percentile of the benchmarking data. In fiscal 2012, in the context of broader structural changes to our Named Executive Officers cash compensation program, the Compensation Committee aligned base salaries with the 75th percentile of the benchmarking data presented by Compensia.

Cash Incentive Bonuses

The Compensation Committee establishes an incentive compensation program for our Named Executive Officers on an annual basis. Historically, this program provided for quarterly and annual cash bonuses that were tied to achievement of company specific objectives. In fiscal 2012, the Compensation Committee eliminated the quarterly cash bonus opportunities and put in place incentive cash bonus opportunities tied solely to annual objectives. The annual cash incentive bonuses are generally intended to compensate such executives for the achievement of corporate strategic and financial objectives. Each Named Executive Officer is assigned a target bonus under this incentive compensation program, with more senior executives typically having a higher target bonus as a percentage of such executive’s base salary. The financial targets measured pursuant to the incentive compensation program generally conform to the financial metrics contained in the internal operating plan adopted by the board of directors at the beginning of each fiscal year. The Compensation Committee approves the objectives on which bonus payments are based, the allocation of the target bonus among the various performance objectives, and the formula for determining potential bonus amounts based on achievement of those objectives using budgeted or plan objectives established at the beginning of the fiscal year.

The amounts of the target bonuses were set by the Compensation Committee based in large part on the benchmarking data provided by Compensia and the Compensation Committee’s philosophy of setting total cash compensation (base salary and target bonus) at approximately the 75th percentile of the benchmarking peer group. The table below shows the target bonuses for the Named Executive Officers, both as a percentage of annual base salary and in dollars, for fiscal 2012.

Name	As a Percentage of Base Salary	Target Amount
Charles E. Moran	100%	$616,000
Jerald A. Nine, Jr.	75%	$308,250
Thomas J. McDonald	75%	$264,000
Colm M. Darcy	65%	$190,450
Mark A. Townsend	65%	$190,450

For each Named Executive Officer, 100% of his target bonus was allocated to the annual bonus opportunities. The annual bonuses were based on adjusted EBITDA objectives (30% of annual target bonus) and bookings objectives (50% of annual target bonus), with the remaining 20% of the annual target bonus being discretionary. For the discretionary component, the Compensation Committee discussed that it would review the ongoing status and implementation of growth initiatives undertaken by the Company, review the status of strategic opportunities considered and completed by the Company and perform a general assessment of the organizational structure and changes made thereto based on our long-term objectives. These performance metrics were selected by the Compensation Committee because the Compensation Committee believes these are the key operating metrics that are the basis for driving long term shareholder value. For purposes of this incentive compensation program, adjusted EBITDA targets are set, and performance is measured, with amounts payable to the Named Executive Officers and the impact of the acquisition of Element K excluded.

For fiscal 2012, the maximum bonus that could be earned, based on annual bonus metrics described above, was 250% of the target bonus and the minimum was 0%. For adjusted EBITDA and bookings, three levels of targets were set, with 100% of the allocated target bonus payable if the second performance level target (level 2) was attained and 150% of the allocated target bonus payable if the third performance level target (level 3) was attained. Between the level 1 and the level 2 targets, a pro rata percentage of the level 2 target is earned based on achievement between the level 1 and level 2 targets. A similar pro rata percentage is earned for adjusted EBITDA or bookings between level 2 and level 3. No bonus is earned for performance below the level 1 target. For the discretionary component, the Compensation Committee set only level 2 and level 3 bonus opportunities, with no bonus being paid below level 2.

When adopting the program for fiscal 2012, the Compensation Committee set the annual targets for each category of performance objectives based on the Company’s internal operating plan.  The objectives included in the fiscal 2012 incentive compensation program for our Named Executive Officers were set at levels that were designed to be attainable if the Company had what we consider to be a successful year, but were by no means certain or even probable of being attained.

The bonuses actually paid under the fiscal 2012 incentive compensation program for our Named Executive Officers, based on the annual bonus metrics described above, were 230% of the executive’s target bonus. For adjusted EBITDA, our performance was between level 2 and level 3, with 100% of the level 2 opportunity being paid and approximately 37% of the level 3 opportunity being paid.  For bookings, our performance was also between level 2 and level 3, with 100% of the level 2 opportunity being paid and approximately 78% of the level 3 opportunity being paid.  Based on the Compensation Committee’s review of the achievements and activities undertaken by the Company in fiscal 2012, the Compensation Committee approved paying 100% of each of the level 2 and level 3 discretionary bonus opportunities, and approved increasing the total discretionary bonus payment for each Named Executive Officer by 50%

Performance Metric	Level 2 Target	Level 3 Target	Actual Result
FY12 Adjusted EBITDA	$108.8 or higher	$115.1 million	$111.1 million

For purposes of the Named Executive Officer compensation plans, the adjusted EBITDA targets and actual results set forth above do not include incentive compensation payable to the Named Executive Officers and also excludes the impact of the Element K acquisition.

We do not publicly disclose our bookings or bookings targets. We consider our actual and targeted bookings to be confidential information and we believe that disclosure of that information could be used by others in a manner that could cause us competitive harm. The bookings objectives included in the fiscal 2012 executive incentive compensation program were set at levels that were designed to be attainable, but were by no means certain or even probable of being attained.

Share Options

Our share option program is the primary vehicle for offering long-term incentives to our executives generally. We believe that option grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. All awards have been approved by the board of directors or the compensation committee of SSI Pooling GP.

On the Acquisition date, all options to purchase shares of SkillSoft PLC became fully vested and exercisable (to the extent they were not already vested and exercisable) in connection with the Acquisition.  Options with an exercise price less than $11.25 per share were either cancelled and paid out at the intrinsic value representing the excess of $11.25 per share over the exercise price or exercised and immediately sold to the Sponsors.  Options with an exercise price greater than $11.25 per share were cancelled.

On November 16, 2010, the Manager of Luxco II adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Awards under the 2010 Plan are intended to align the incentives of (i) the executives of Luxco II and its subsidiaries and (ii) its direct and indirect shareholders. In addition, Luxco II delegated administration of the 2010 Plan to the board of directors of SSI Pooling.

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

A summary of stock option activity under the 2010 Plan for the period from May 26, 2010 to January 31, 2011 is contained in Note 8 of the Notes to the Consolidated Financial Statements. No options were granted to our Named Executive Officers in fiscal 2012 and we do not anticipate granting options to our Named Executive Officers in fiscal 2013.

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

In addition, our chief financial officer, Tom McDonald, does not reside in New England. Consequently, we make available to him housing and a car when he is in New Hampshire. We also reimburse Mr. McDonald for the expenses associated with his travel to and from New Hampshire. For additional information regarding these benefits, please refer to the Summary Compensation Table below and the narrative description that follows it.

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

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction for compensation for publicly traded companies in excess of $1.0 million paid to chief executive officers and three other executive officers (other than the chief financial officer) whose compensation is required to be disclosed to the shareholders by reason of being among our most highly compensated officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. While we were a publicly traded company, we structured our share option awards and other incentive compensation to comply with in the provisions of Section 162(m) so that the compensation remained tax deductible to us.   Following the Acquisition, since the equity securities of the Company are no longer publicly traded, Section 162(m) no longer applies to the Company.   In making decisions about executive compensation, the Compensation Committee takes into account certain tax and accounting considerations, including Sections 409A and 280G of the Code.

Executive Compensation

The following table sets forth the total compensation for the fiscal year ended January 31, 2010 (Predecessor), the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor) and the fiscal year ended January 31, 2012 for our Named Executive Officers who were serving as executive officers on January 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Period Ending	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)(1)	($) (2)	($) (3)	($)
Charles E. Moran	January 31, 2012	616,000	-	-	-	1,415,774	14,462	2,046,236
President & CEO	January 31, 2011	255,126	-	-	10,924,142	1,214,983	9,334	12,403,585
	May 25, 2010	116,874	-	-	-	569,043	14,911,479	15,597,396
	January 31, 2010	372,000	-	-	-	2,286,649	10,334	2,668,983

Thomas J. McDonald	January 31, 2012	352,000	-	-	-	606,760	65,340	1,024,100
CFO	January 31, 2011	172,828	-	-	4,667,284	517,927	39,923	5,397,962
	May 25, 2010	79,172	-	-	-	242,573	9,451,860	9,773,605
	January 31, 2010	252,000	-	-	-	965,465	54,865	1,272,330

Jerald A. Nine, Jr.	January 31, 2012	411,000	-	-	-	708,462	10,520	1,129,982
COO	January 31, 2011	193,402	-	-	6,488,316	612,318	7,604	7,301,640
	May 25, 2010	88,598	-	-	-	286,782	6,192,175	6,567,555
	January 31, 2010	282,000	-	-	-	1,201,637	8,603	1,492,240

Mark A. Townsend	January 31, 2012	293,000	-	-	-	437,718	8,250	738,968
Executive Vice President, Technology	January 31, 2011	137,165	-	-	1,655,259	386,913	6,027	2,185,364
	May 25, 2010	62,835	-	-	-	181,212	6,343,919	6,587,966
	January 31, 2010	200,000	-	-	-	587,019	7,026	794,045

Colm M. Darcy	January 31, 2012	293,000	-	-	-	437,718	8,250	738,968
Executive Vice President, Content Development	January 31, 2011	137,165	-	-	1,655,259	386,913	6,027	2,185,364
	May 25, 2010	62,835	-	-	-	181,212	1,199,170	1,443,217
	January 31, 2010	200,000	-	-	-	587,019	7,026	794,045

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

(2)	The amounts in this column reflect cash bonus awards earned by our Named Executive Officers for performance under our executive incentive compensation program.
(3)	All Other Compensation is comprised of the following:

Name	Period Ending	Personal Benefits	Life Insurance Premiums	Defined Contribution Plans	Vacation	Cancellation of Options
		($) (a)	($) (b)	($) (c)	($) (d)	($) (e)
Charles E. Moran	January 31, 2012	--	216	2,400	11,846	-
	January 31, 2011	--	535	1,646	7,154	--
	May 25, 2010	--	245	754	--	14,910,480
	January 31, 2010	--	780	2,400	7,154	--

Thomas J. McDonald	January 31, 2012	55,955	216	2,400	6,769	--
	January 31, 2011	37,742	535	1,646	--	--
	May 25, 2010	24,122	245	754	--	9,426,739
	January 31, 2010	46,839	780	2,400	4,846	--

Jerald A. Nine, Jr.	January 31, 2012	--	216	2,400	7,904	--
	January 31, 2011	--	535	1,646	5,423	--
	May 25, 2010	--	245	754	--	6,191,176
	January 31, 2010	--	780	2,400	5,423	--

Mark A. Townsend	January 31, 2012	--	216	2,400	5,634	--
	January 31, 2011	--	535	1,646	3,846	--
	May 25, 2010	--	245	754	--	6,342,920
	January 31, 2010	--	780	2,400	3,846	--

Colm M. Darcy	January 31, 2012	--	216	2,400	5,634	--
	January 31, 2011	--	535	1,646	3,846	--
	May 25, 2010	--	245	754	--	1,198,171
	January 31, 2010	--	780	2,400	3,846	--

(a)
The personal benefits for Thomas J. McDonald include $9,840, $3,220, $6,932 and $10,152 for use of an apartment leased by us for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively, $4,044, $1,036, $2,564 and $3,240 for use of a company-leased vehicle for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively, $20,566, $10,890, $14,203 and $28,652 for personal travel for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively, and $12,389, $9,814, $13,205 and $13,912 for reimbursement of tax obligations related to such personal benefits for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively.

(b)	Represents premiums paid by us for life insurance for which the Named Executive Officer is the named beneficiary.
(c)	Reflects amounts paid by us pursuant to our 401(k) matching program, with limits of $100 per pay period, up to a maximum of $2,400 per year.
(d)	Includes amounts paid in fiscal year 2010, fiscal year 2011 and fiscal year 2012 as accrued and unused vacation time per our policy.
(e)	Represents amounts paid to each Named Executive Officer in connection with the cancellation of all SkillSoft Options held by such Named Executive Officer on the date of the Acquisition.

The following table sets forth information concerning each grant of an award made to a Named Executive Officer during fiscal year 2012 under our non-equity incentive plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Units	All Other Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards
		($) (2)	($) (3)	($) (4)			($/Sh)
Charles E. Moran	2/1/11	4,928	616,000	1,540,000	-	-	-	-

Thomas J. McDonald	2/1/11	2,112	264,000	660,000	-	-	-	-

Jerald A. Nine, Jr.	2/1/11	2,466	308,250	770,625	-	-	-	-

Mark A. Townsend	2/1/11	1,524	190,450	476,125	-	-	-	-

Colm M. Darcy	2/1/11	1,524	190,450	476,125	-	-	-	-

(1)
Reflects the threshold, target and maximum cash award amounts under our fiscal year 2012 executive incentive compensation program effective February 1, 2011. The amounts actually paid to the named executive officers under our fiscal year 2012 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects the total minimum amount that could have been earned if all of the minimum targets for all of the annual metrics had been achieved.
(3)	Reflects the total amount that could have been earned if all of the targeted annual metrics had been achieved.
(4)	Reflects the total maximum amount that could have been earned if the maximum targets for all of the annual metrics had been achieved

Information Relating to Equity Awards and Holdings

The following table sets forth information concerning outstanding share options and equity incentive plan awards for each of the Named Executive Officers as of January 31, 2012. The Named Executive Officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

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

Charles E. Moran’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as our President and Chief Executive Officer. Mr. Moran’s employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by our Board of Directors. Mr. Moran’s current base salary is $616,000. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran’s employment is at-will, but if Mr. Moran’s employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and maximum performance bonus for a period of one year after the date of termination. If Mr. Moran’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.

Thomas J. McDonald’s Employment Agreement. Thomas J. McDonald is a party to an employment agreement dated February 2, 1998 with our predecessor corporation, SkillSoft Corporation. Under the terms of the employment agreement, Mr. McDonald is entitled to receive a base salary of $135,000, which may be increased in accordance with our regular salary review practices. Mr. McDonald’s current base salary is $352,000. Mr. McDonald is also entitled to participate in any bonus plans that SkillSoft may establish for its senior executives. Either we or Mr. McDonald may terminate the employment agreement at will for any reason upon three months prior notice in the case of termination by us, or upon two months prior notice in the case of termination by Mr. McDonald. If Mr. McDonald’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. McDonald’s stock options will continue to vest and be exercisable if he performs consulting services for us of up to ten hours per week during the six months following termination.

Jerald A. Nine Jr.’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as our Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine’s employment agreement provides for a cash compensation plan that reflects the level established by our Board of Directors for the then current fiscal year. Mr. Nine’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Mr. Nine’s current base salary is $411,000. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine’s employment is at-will, but if Mr. Nine’s employment is terminated without cause or if he resigns with good reason, as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. If Mr. Nine’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.

Mark A. Townsend’s Employment Agreement. Mark A. Townsend is a party to an employment agreement dated January 12, 1998 with our predecessor corporation, SkillSoft Corporation. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with our regular salary review practices. Mr. Townsend’s current base salary is $293,000. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft may establish for its senior executives. Either we or Mr. Townsend may terminate the employment agreement at will for any reason upon three months prior notice in the case of termination by us, or upon two months prior notice in the case of termination by Mr. Townsend. If Mr. Townsend’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. Townsend’s stock options will continue to vest and be exercisable if he performs consulting services for us of up to ten hours per week during the six months following termination.

Colm M. Darcy’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Mr. Darcy, to employ him as our Executive Vice President, Content Development. Mr. Darcy’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors and that his participation in SkillSoft’s benefit plans shall be at SkillSoft’s expense. Mr. Darcy’s current base salary is $293,000. Pursuant to the employment agreement, on September 6, 2002, we granted Mr. Darcy an option to purchase an aggregate of 50,000 shares at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at our request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy’s termination is voluntary (other than for good reason) or we terminate him for cause.

The table below shows the benefits potentially payable to each of our Named Executive Officers if he were terminated without cause or resigned for good reason, or in the case of Messrs. McDonald and Townsend, if he were terminated for any reason or resigned for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2012.

	Severance Payments
Name	Base Salary	Target Bonus	Benefits	Total
Charles E. Moran	$616,000	$1,540,000	$-	$2,156,000
Thomas J. McDonald	176,000	-	3,976	179,976
Jerald A. Nine, Jr.	411,000	770,625	-	1,181,625
Mark A. Townsend	146,500	-	10,749	157,249
Colm M. Darcy	221,500	-	-	221,500

Compensation of Directors

In fiscal year 2011, the Board of Directors established a compensation program for those directors of the Company who were (i) not nominees of any party interested in shares of the Company; (ii) not nominees of any party providing professional services to the Company; and (iii) not holding any executive office with the Company or any of its subsidiaries (such a director being a “Non-Executive Director”). Under the program, each Non-Executive Director receives cash compensation as follows:

•	an annual payment of $25,000;

•
in respect of the fifth and each succeeding Board of Directors meeting held in person (i.e. excluding any meeting of the Board held by means of conference telephone, video-conferencing or other telecommunications equipment by means of which all persons participating in the Board of Directors meeting can hear each other speak) in each financial year, a payment of $1,500 for each such meeting, the aggregate of such additional payments in any one financial years not to exceed $15,000; and

•	reimbursement of all reasonable vouched out of pocket expenses incurred in the performance of duties as a Non-Executive Director.

Any director who is in office only for a portion of a fiscal year shall only be entitled to be paid a pro-rated portion of such remuneration reflecting such portion of the year during which he held office.

We currently have three Non-Executive Directors, each of whom is eligible for cash remuneration as described above: Dr. Ferdinand von Prondzynski, Eugene Regan and Thomas Murray.

The following table sets forth information concerning the compensation of our Non-Executive Directors for fiscal year 2012.

NON-EXECUTIVE DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash
Ferdinand von Prondzynski	$29,500
Eugene Regan	29,500
Thomas Murray	19,644

We have entered into a corporate secretarial services agreement with Intertrust Management Ireland Limited (“Intertrust”), Ms. Shine and Ms. O’Hea, pursuant to which Intertrust, Ms. Shine and Ms. O’Hea have agreed to provide director services to us and certain of our parent and subsidiary entities. Pursuant to such agreement, we have agreed to pay Ms. Shine and Ms. O'Hea $3,000 for each entity upon whose board of directors that each of Ms. Shine and Ms. O’Hea serves. For fiscal 2012, we paid $27,000 and $4,340 to each of Ms. Shine and Ms. O’Hea, respectively, for their service on our and our affiliate entities’ boards.

We had also entered into a corporate secretarial services agreement with Intertrust and Mr. Mark Commins pursuant to which Intertrust and Mr. Commins agreed to provide director services to us and certain of our parent and subsidiary entities. Pursuant to such agreement, we agreed to pay Mr. Commins $3,000 for each entity upon whose board of directors that he served. Mr. Commins resigned his directorships effective July 1, 2011.  As a result, for fiscal 2012, we paid Mr. Commins $5,000 for his service on our and our affiliate entities’ boards.

In addition, for fiscal 2012, we paid Intertrust $126,348, inclusive of VAT, for related corporate secretarial services.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended January 31, 2012.

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

The following table sets forth, as of March 31, 2012, the number and percentage of securities beneficially owned by each person known to us to beneficially own more than 5% of the outstanding shares of Parent (“Units”)/as-exercised shares of Luxco II (collectively, the “Securities”), each director and named executive officer of SSI Investments II Limited and all directors and executive officers of SSI Investments II Limited as a group. The beneficial ownership percentages reflected in the table below are based on 5,349,883 Units outstanding as of March 31, 2012. Notwithstanding the beneficial ownership of Units presented below, the rights of the holders of Units are governed by certain agreements, including an agreement of exempted limited partnership of Parent, a shareholders’ agreement of SSI Pooling GP the general partner of Parent, and a management stockholders agreement between Luxco II and the managers party thereto. The parties to the shareholders’ agreement of SSI Pooling GP have agreed to vote their shares to elect the board of directors of SSI Pooling GP as set forth therein. See “Certain Relationships and Related Party Transactions.”

Except as described in the agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the following Units.

	Amount and Nature of Beneficially Owned
Name of Beneficial Owner	Units (a)	Shares Subject to Options Currently Exercisable or Exercisable within 60 Days	Total Number of Units	Percent of Class
Berkshire Unit Holders (1)	2,130,955.72	-	2,130,955.72	39.8%
Advent Investments (2)	1,581,346.52	-	1,581,346.52	29.6%
Bain Unit Holders (3)	1,581,346.52	-	1,581,346.52	29.6%
Directors
Michael C. Ascione(4)	2,130,955.72	-	2,130,955.72	39.8%
John Maldonado(5)	1,581,346.52	-	1,581,346.52	29.6%
David W. Humphrey(6)	9,903.21	-	9,903.21	*
Imelda Shine	-	-	-	-
Ferdinand von Prondzynski	-	-	-	-
Eugene Regan	-	-	-	-
Tom Murray	-	-	-	-
Leila O’Hea	-	-	-	-
Named Executive Officers
Charles E. Moran(7)	24,992.99	40,091.20	65,084.19	*
Thomas J. McDonald(8)	4,998.60	17,128.80	22,127.40	*
Jerald A. Nine, Jr.(9)	9,997.20	23,812.00	33,809.20	*
Mark A. Townsend(10)	4,998.60	6,074.80	11,073.40	*
Colm M. Darcy(11)	2,499.30	6,074.80	8,574.10	*
All directors and executive officers as a group (15 persons)	3,771,691.58	93,711.60	3,865,403.18	72.2%

(a) These unit numbers are based on a purchase price of $100 per Unit. These Units were originally issued at a purchase price of $1 per Unit but have been converted to a purchase price of $100 per Unit for purposes of comparing such Units to the number of shares underlying options of Luxco II, which options have an exercise price of $100 per share.

* (1)
Less than 1%
Represents 1,727,437.66 Units beneficially held by Berkshire Fund VII (OS), L.P., a Cayman Islands exempted limited partnership (“Berkshire VII (OS)”), 322,949.51 Units beneficially held by Berkshire Fund VII-A (OS), L.P., a Cayman Islands exempted limited partnership (“Berkshire VII-A (OS)”) and 80,568.54 Units beneficially held by Berkshire Investors (OS), L.P., a Cayman Islands exempted limited partnership (“Berkshire Investors (OS)” and, collectively with Berkshire VII (OS) and Berkshire VII-A (OS), the “Berkshire Unit Holders”). Seventh Berkshire Associates (OS), L.P., a Cayman Islands exempted limited partnership (“Seventh BA (OS)”) is the general partner of each of the Berkshire Unit Holders. Seventh Berkshire Associates GP (OS), Ltd., a Cayman Islands limited share company (“Seventh BA GP (OS)”), is the general partner of Seventh BA (OS). By virtue of these relationships, Seventh BA (OS) and Seventh BA GP (OS) may be deemed to have voting and dispositive power with respect to the 2,130,955.72 Units beneficially held by the Berkshire Unit Holders. Seventh BA (OS) and Seventh BA GP (OS) expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than themselves for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaim beneficial ownership of any such securities except to the extent of their pecuniary interest therein. The business address of each of the Berkshire Unit Holders, Seventh BA (OS) and Seventh BA GP (OS) is c/o Berkshire Partners LLC, 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116.

(2)
Represents 1,581,346.52 Units beneficially held by Advent SS Investments (Cayman) Limited, a Cayman Islands exempted company (“Advent Investments”). The business address of Advent Investments is c/o Advent International Corporation, 75 State Street, Boston, Massachusetts 02109.

(3)
Represents 1,571,443.31 Units beneficially held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 5,606.53 Units beneficially held by BCIP Associates IV, L.P., a Cayman Islands exempted limited partnership (“BCIP IV”), 2,562.35 Units beneficially held by BCIP Trust Associates IV, L.P. a Cayman Islands exempted limited partnership (“BCIP Trust IV”), 1,184.64 Units beneficially held by BCIP Associates IV-B, L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 549.69 Units beneficially held by BCIP Trust Associates IV-B, L.P., a Cayman Islands exempted limited partnership (“BCIP Trust IV-B” and, collectively with Bain Capital Fund X, BCIP IV, BCIP Trust IV and BCIP IV-B, the “Bain Unit Holders”). Bain Capital Partners X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Partners X”) is the general partner of Bain Capital Fund X. Bain Capital Investors, LLC, a Delaware limited liability company (“Bain Capital Investors”) is the general partner of each of Bain Capital Partners X, BCIP IV, BCIP Trust IV, BCIP IV-B and BCIP Trust IV-B. By virtue of these relationships, Bain Capital Partners X may be deemed to have voting and dispositive power with respect to the 1,581,346.52 units held by Bain Capital Fund X and Bain Capital Investors may be deemed to have voting and dispositive power with respect to the 1,581,346.52 Units beneficially held by the Bain Unit Holders. Bain Capital Partners X and Bain Capital Investors expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person or persons other than themselves for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaim beneficial ownership of any such securities except to the extent of their pecuniary interest therein. The business address of each of the Bain Unit Holders, Bain Capital Partners X and Bain Capital Investors is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA, 02116.

(4)
Includes 2,130,955.72 Units beneficially held by the Berkshire Unit Holders. Mr. Ascione is a Managing Director at Berkshire Partners LLC, and by virtue of this and the relationships described in footnote (1) above, he may be deemed to share voting and dispositive power with respect to the 2,130,955.72 Units beneficially held by the Berkshire Unit Holders.  Mr. Ascione disclaims beneficial ownership of all such units except to the extent of his pecuniary interest therein.

(5)
Includes 1,581,346.52 Units beneficially held by Advent Investments. Mr. Maldonado is a Managing Director at Advent International, and by virtue of this and the relationships described in footnote (2) above, he may be deemed to share voting and dispositive power with respect to the 1,581,346.52 Units beneficially held by Advent Investments. Mr. Maldonado disclaims beneficial ownership of all such units except to the extent of his pecuniary interest therein.

(6)
David Humphrey is a general partner of each of BCIP IV, BCIP IV-B, BCIP Trust IV and BCIP Trust IV-B, and accordingly Mr. Humphrey may be deemed to beneficially own a total of 9,903.21 Units owned by BCIP IV, BCIP IV-B, BCIP Trust IV and BCIP Trust IV-B. Mr. Humphrey disclaims beneficial ownership of all such units except to the extent of his pecuniary interest therein.

(7)
Represents 19,994.40 Units beneficially held by various family trusts, of which Mr. Moran’s wife is a trustee and 4,998.60 Units beneficially owned by Mr. Moran’s wife, as trustee of the Susan M. Moran Revocable Trust. Also includes 40,091.20 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2012, upon the exercise of share options held by Mr. Moran.

(8)	Includes 17,128.80 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2012, upon the exercise of share options held by Mr. McDonald.

(9)	Includes 23,812.00 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2012, upon the exercise of share options held by Mr. Nine.

(10)	Includes 6,074.80 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2012, upon the exercise of share options held by Mr. Townsend.

(11)	Includes 6,074.80 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2012, upon the exercise of share options held by Mr. Darcy.

Item 13. Certain Relationships and Related Transactions, and Director Independence Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

Arrangements with our Investors

Simultaneously with the consummation of the Acquisition, we entered into equityholder agreements with those persons and entities that became equityholders of us or Parent after the completion of the Acquisition. These equityholder agreements contain agreements among the parties with respect to election of directors, participation rights, right of first refusal upon disposition of shares, permitted transferees, registration rights and other actions requiring the approval of equityholders.

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

In addition, pursuant to the management agreement, entities affiliated with the Sponsors received aggregate transaction fees of approximately $11.5 million during the fiscal year ended January 31, 2011 in connection with services provided by such entities related to the Acquisition.

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

Item 14. Principal Accountant Fees and Services; Auditors’ Fees

The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011
Audit Fees (1)	$1,886,000	$2,482,000
Audit-Related Fees (2)	331,000	$22,000
Tax Fees (3)	1,082,000	$949,000
Total Fees	$3,299,000	$3,453,000

(1)
Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements in our quarterly reports on Form 10-Q, other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2012 and January 31, 2011.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to employee benefit plan audits and accounting consultation services performed in connection with due diligence reviews in connection with the Element K acquisition.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $311,800 of the total tax fees billed in the fiscal year ended January 31, 2012 and $165,000 of the total tax fees billed in the fiscal year ended January 31, 2011. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice related to matters concerning various taxing authorities.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report:

1. Financial Statements. The following documents are filed herewith and are included as part of this Annual Report on Form 10-K:

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

Date: April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN	President and Chief Executive	April 30, 2012
Charles E. Moran	Officer and Director
(Principal Executive Officer)

/s/ THOMAS J. MCDONALD	Chief Financial Officer	April 30, 2012
Thomas J. McDonald	(Principal Financial Officer)

/s/ ANTHONY P. AMATO	Vice President, Finance and Chief	April 30, 2012
Anthony P. Amato	Accounting Officer
(Principal Accounting Officer)

/s/ MICHAEL C. ASCIONE	Director	April 30, 2012
Michael C. Ascione

/s/ JOHN MALDONADO	Director	April 30, 2012
John Maldonado

/s/ DAVID W. HUMPHREY	Director	April 30, 2012
David W. Humphrey

/s/ IMELDA SHINE	Director	April 30, 2012
Imelda Shine

/s/ FERDINAND VON PRONDZYNSKI	Director	April 30, 2012
Ferdinand von Prondzynski

/s/ EUGENE REGAN	Director	April 30, 2012
Eugene Regan

/s/ TOM MURRAY	Director	April 30, 2012
Tom Murray

/s/ LELIA O'HEA	Director	April 30, 2012
Lelia O'Hea

FINANCIAL STATEMENTS
INDEX

Page
Report of Independent Registered Public Accounting Firm	F-
Consolidated Balance Sheets as of January 31, 2011 and January 31, 2012	F-
Consolidated Statements of Operations for the Year Ended January 31, 2010 (Predecessor), the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor) and the Year Ended January 31, 2012 (Successor)
F-
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Year Ended January 31, 2010 (Predecessor), the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor) and the Year Ended January 31, 2012 (Successor)
F-
Consolidated Statements of Cash Flows for the Year Ended January 31, 2010 (Predecessor), the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor) and the Year Ended January 31, 2012 (Predecessor)
F-
Notes to the Consolidated Financial Statements	F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SSI Investments II Limited:

We have audited the accompanying consolidated balance sheets of SSI Investments II Limited (the Company) as of January 31, 2012 and 2011, the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended January 31, 2012 and the period from May 26, 2010 through January 31, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of SkillSoft Public Limited Company (the Predecessor) for the period from February 1, 2010 to May 25, 2010 and the year ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSI Investments II Limited at January 31, 2012 and January 31, 2011, the consolidated results of its operations and cash flows for the year ended January 31, 2012 and the period from  May 26, 2010 to January 31, 2011, and the consolidated results of operations and cash flows of SkillSoft Public Limited Company (the Predecessor) for the period from February 1, 2010 to May 26, 2010 and the year ended January 31, 2010,  in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Boston, Massachusetts
April 30, 2012

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2011	January 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,199	$28,908
Restricted cash	59	108
Accounts receivable, less reserves of approximately $298 and $442 as of January 31, 2011 and 2012, respectively	144,665	181,574
Deferred tax assets	1,644	5,236
Assets held for sale (Note 4a)	-	8,686
Prepaid expenses and other current assets	25,717	33,098
Total current assets	207,284	257,610
Property and equipment, net	4,977	9,305
Goodwill	564,516	597,395
Intangible assets, net	590,162	540,826
Deferred tax assets	2,291	3,072
Other assets	23,757	22,358
Total assets	$1,392,987	$1,430,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$8,487	$2,384
Accounts payable	5,189	10,997
Accrued compensation	16,962	23,861
Accrued expenses	31,513	40,121
Deferred tax liabilities	4,615	4,176
Liabilities held for sale	-	4,940
Deferred revenue	196,803	242,130
Total current liabilities	263,569	328,609

Long term debt	622,973	712,309
Deferred tax liabilities	75,178	54,489
Other long term liabilities	3,444	6,172
Total long term liabilities	701,595	772,970
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares, $1.00 par value:1,000,000,000 shares authorized; 534,513,270 shares issued at January 31, 2011and 2012	534,513	534,513
Additional paid-in capital	-	325
Accumulated deficit	(119,090)	(219,237)
Accumulated other comprehensive income	12,400	13,386
Total shareholders’ equity	427,823	328,987
Total liabilities and shareholders’ equity	$1,392,987	$1,430,566

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	PREDECESSOR		SUCCESSOR
	January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012
Revenue	$314,968	$97,538	$149,673	$329,129
Cost of revenue (1)	29,436	9,226	19,618	31,989
Cost of revenue – amortization of intangible assets	128	40	43,678	66,050
Gross profit	285,404	88,272	86,377	231,090
Operating expenses:
Research and development (1)	43,764	17,131	31,887	55,626
Selling and marketing (1)	95,594	40,378	61,407	119,575
General and administrative (1)	34,724	21,828	22,478	33,418
Amortization of intangible assets	8,117	1,137	29,347	66,350
Merger and integration related expense	-	-	-	4,516
Restructuring	49	-	-	2,723
Acquisition related expenses	-	15,063	22,639	3,500
Total operating expenses	182,248	95,537	167,758	285,708
Operating income (loss)	103,156	(7,265)	(81,381)	(54,618)
Other income (expense), net	(943)	385	(1,619)	(1,419)
Interest income	269	95	66	154
Interest expense	(7,553)	(3,723)	(48,834)	(62,006)
Income (loss) before provision (benefit) for income taxes from continuing operations	94,929	(10,508)	(131,768)	(117,889)
Provision (benefit) for income taxes	23,561	(1,894)	(12,678)	(17,550)
Income (loss) from continuing operations	71,368	(8,614)	(119,090)	(100,339)
Income from discontinued operations, net of an income tax provision of $96 in fiscal 2012	-	-	-	(192)
Net income (loss)	$71,368	$(8,614)	$(119,090)	$(100,147)

(1)	The following summarizes the allocation of stock-based compensation:

	January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012
Cost of revenue	92	201	-	-
Research and development	986	4,861	-	-
Selling and marketing	2,344	8,260	-	-
General and administrative	2,878	11,837	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands except number of shares)
	Ordinary Shares			Treasury Stock			Accumulated
Predecessor	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Cost	Accumulated Deficit	Other Comprehensive Income(Loss)	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
BALANCE, JANUARY 31, 2009 (Predecessor)	98,892,249	$10,600	$509,177	830,802	$(5,317)	$(310,874)	$470	$204,056
Exercise of stock options	464,882	73	2,319	-	-	-	-	2,392	-
Issuance of ordinary shares under employee stock purchase plan	389,018	59	2,133	-	-	-	-	2,192	-
Repurchase of ordinary shares	-	-	-	4,259,648	(35,148)	-	-	(35,148)	-
Retirement of ordinary shares	(4,841,082)	(749)	(37,245)	(4,841,082)	37,994	-	-	-	-
Stock-based compensation	-	-	6,300	-	-	-	-	6,300	-
Tax expense from non-qualified stock options	-	-	(92)	-	-	-	-	(92)	-
Unrealized gain on financial derivatives, net of tax effect of ($632)	-	-	-	-	-	-	948	948	948
Translation adjustment	-	-	-	-	-	-	(856)	(856)	(856)
Net income	-	-	-	-	-	71,368		71,368	71,368
Comprehensive income for the year ended January 31, 2010									$71,460
BALANCE, JANUARY 31, 2010 (Predecessor)	94,905,067	$9,983	$482,592	249,368	$(2,471)	$(239,506)	$562	$251,160	-
Exercise of stock options	522,466	78	2,987	-	-	-	-	3,065	-
Issuance of ordinary shares under employee stock purchase plan	209,846	31	1,635	-	-	-	-	1,666	-
Retirement of ordinary shares	(249,368)	(38)	(2,433)	(249,368)	2,471	-	-	-	-
Stock-based compensation	-	-	25,159	-	-	-	-	25,159	-
Reclassification of paid in capital to a liability in connection with the settlement of stock options	-	-	(53,751)	-	-	-	-	(53,751)	-
Tax expense from non-qualified stock options	-	-	(282)	-	-	-	-	(282)	-
Translation adjustment	-	-	-	-	-	-	210	210	210
Net loss	+	-	-	-	-	(8,614)		(8,614)	(8,614)
Comprehensive loss for the Predecessor period from February 1, 2010 through May 25, 2010									$(8,404)
BALANCE, May 25, 2010 (Predecessor)	95,388,011	$10,054	$455,907	-	$-	$(248,120)	$772	$218,613

The accompanying notes are an integral part of these consolidated financial statements.

	Ordinary Shares				Accumulated
Successor	Number of Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Shareholders’ Equity	Total Comprehensive Loss
Issuance of ordinary shares	534,513,270	$534,513	$-	$-	$	$534,513	$-
Translation adjustment	-	-	-	-	12,400	12,400	12,400
Net loss	-	-	-	(119,090)	-	(119,090)	(119,090)
Comprehensive loss for the Successor period from May 26, 2010 through January 31, 2011							$(106,690)
BALANCE, JANUARY 31, 2011	534,513,270	$534,513	$-	$(119,090)	$12,400	$427,823	-
Capital contribution	-	-	325	-	-	325	-
Translation adjustment	-	-	-	-	986	986	986
Net loss	-	-	-	(100,147)	-	(100,147)	(100,147)
Comprehensive loss for the year ended January 31, 2012							$(99,161)
BALANCE, JANUARY 31, 2012	534,513,270	$534,513	$325	$(219,237)	13,386	$328,987

The accompanying notes are an integral part of these consolidated financial statements.
.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	PREDECESSOR		SUCCESSOR
	January 31, 2010	February 1, to May 25, 2010	May 26 2010, to January 31, 2011	January 31, 2012

Cash flows from operating activities:
Net income (loss)	$71,368	$(8,614)	$(119,090)	$(100,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	6,300	25,159	-	-
Depreciation and amortization	4,564	1,374	2,601	4,182
Amortization of intangible assets	8,245	1,177	73,025	132,400
(Recovery) provision of bad debts	(36)	(52)	(22)	152
Provision (benefit) for income taxes - non-cash	17,001	(2,800)	(14,022)	(21,524)
Non-cash interest expense	1,104	3,219	3,011	4,657
Tax effect related to exercise of non-qualified stock options	92	282	-	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	9,236	86,230	(88,257)	(27,075)
Prepaid expenses and other current assets	(2,479)	(2,218)	(8,370)	(5,689)
Accounts payable	(1,161)	(1,559)	2,230	(3,608)
Accrued expenses, including long-term	4,959	(6,296)	5,546	9,938
Deferred revenue	(7,846)	(41,817)	114,790	37,075
Net cash provided by (used in) operating activities	111,347	54,085	(28,558)	30,361
Cash flows from investing activities:
Purchases of property and equipment	(3,195)	(438)	(2,205)	(5,786)
Acquisition of SkillSoft, net of cash acquired	-	-	(1,074,181)	-
Acquisition of Element K, net of cash acquired	-	-	-	(109,448)
Acquisition of 50 Lessons, net of cash acquired	-	-	-	(3,820)
Purchases of investments	(9,272)	(2,562)	-	-
Maturities of investments	6,812	6,122	-	-
Decrease in restricted cash, net	1,004	27	2,699	(49)
Net cash provided by (used in) investing activities	(4,651)	3,149	(1,073,687)	(119,103)
Cash flows from financing activities:
Exercise of stock options	2,392	3,065	-	-
Capital contribution	-	-	-	325
Proceeds from employee stock purchase plan	2,192	1,666	-	-
Proceeds from issuance of ordinary shares	-	-	534,513	-
Proceeds from issuance of Senior Credit Facilities, net of fees	-	-	306,398	85,434
Proceeds from issuance of Senior Notes, net of fees	-	-	296,448	-
Principal payments on Senior Credit Facilities	(39,019)	(84,365)	(1,625)	(4,819)
Acquisition of treasury stock	(35,148)	-	-	-
Tax effect related to exercise of non-qualified stock options	(92)	(282)	-	-
Net cash (used in) provided by financing activities	(69,675)	(79,916)	1,135,734	80,940
Effect of exchange rate changes on cash and cash equivalents	1,808	(1,315)	1,710	1,511
Net (decrease) increase in cash and cash equivalents	38,829	(23,997)	35,199	(6,291)
Cash and cash equivalents, beginning of period	37,853	76,682	-	35,199
Cash and cash equivalents, end of period	$76,682	$52,685	$35,199	$28,908

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,656	$785	$30,560	$56,778
Cash paid for income taxes, net of cash refunds	$8,682	$1,222	$6,789	$3,690

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  The Company

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments II Limited ("SSI II"), completed its acquisition of SkillSoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from SkillSoft PLC (the "Predecessor") to SkillSoft Limited ("SkillSoft" or the “Successor"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms "the Company", refers to (a) prior to the Acquisition of SkillSoft, the Predecessor and its subsidiaries and (b) from and after the Acquisition of SkillSoft, SSI II and its subsidiaries. References in this Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2012 is the fiscal year ended January 31, 2012).

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012.

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

(d)  Deferred Commissions

The Company defers the recognition of commission expense until such time as the revenue related to the arrangement for which the commission was paid is recognized. Deferred commissions for each contract are amortized in a manner consistent with how revenue is recognized for such contract, often resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $13.5 million and $17.1 million is included in prepaid expenses and other current assets at January 31, 2011 and 2012, respectively, in the accompanying consolidated balance sheets.

(e)  Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar and the functional currency of the Company’s subsidiaries in the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand, Singapore and India are the currencies of those countries. The functional currency of the Company’s subsidiaries in Ireland and the Grand Cayman is the U.S. dollar. Assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. During the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012 gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $(1.1) million, $0.3 million, $(1.8) million and $(1.5) million, respectively.

(f)  Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2011 and 2012, the Company did not have any cash equivalents or available for sale investments.

At January 31, 2011 and 2012, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

(h)  Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Generally accepted accounting principles (GAAP) requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. No software development costs incurred during the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012 met the requirements for capitalization; however developed software and courseware was added through the acquisition of SkillSoft PLC and the acquisition of the Element K business (Element K) from NIIT Ventures, Inc.

Capitalized software development costs (including acquired software development costs), net of accumulated amortization, were approximately $203.6 million and $154.9 million as of January 31, 2011 and 2012, respectively. The Company recognized approximately $0.1 million, $0.1 million, $43.7 million and $66.1 million of amortization expense related to capitalized software development costs in the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively.

The Company enters into agreements with content providers for published content, the Company’s policy is to expense these costs to research and development in proportion to services being completed.

(i)  Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income as of January 31, 2011 and 2012, are as follows (in thousands):

	Year Ended January 31,
	2011	2012
Foreign currency translation adjustment	$12,400	$13,386
Total accumulated other comprehensive income	$12,400	$13,386

(j)  Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable and debt. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. The Company believes the fair value of its variable rate debt approximates its carrying value based on comparable market terms and conditions. The fair value of the Company’s fixed rate debt is disclosed in Note 15.

(k)  Deferred Financing Costs

The Company amortizes deferred debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(l)  Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, no customer individually comprised greater than 10% of total revenue or accounts receivable.

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

(o)  Merger and Integration Related Costs

Certain former Element K employees continued employment during a transition period and certain former Element K facilities to be vacated were used as the Company transitioned operations to other locations. These costs were expensed as incurred and included in merger and integration related expenses in the accompanying statements of operations.

(p)  Acquisition Related Expenses

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to the Acquisition. These costs were expensed as incurred and included in acquisition related expenses in the accompanying statements of operations.

(q)  Business Combinations

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is generally based upon estimates of the future performance and cash flows from the acquired business. The Company uses the income approach to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Customer contracts and relationships represent established relationships with customers, which provides a ready channel for the sale of additional content and services. Tradenames represent acquired product names that the Company intends to continue to utilize. We have used a cost approach to determine the estimated fair value of certain other identifiable intangible assets including developed technology and content. This approach determines fair value by estimating the cost  to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how.

(r)  Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $0.3 million, $0.4 million, $0.4 million and $0.3 million for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively.

(s)  Accounting for Share-Based Compensation

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

The fair value of the options with service based vesting conditions are estimated on the date of grant using the Black-Scholes option pricing model. Key assumptions used in estimating the grant date fair value of these options are as follows: interest yield, expected volatility, risk-free interest rate, value of underling shares, expected term and forfeiture rate. The expected term of the time vesting options are based on the “simplified” methodology, the mathematical mean of the average vesting period and the contractual life of the options, as allowed by the guidance, because with no public market for the Company’s shares, management does not currently have a reasonable basis to estimate post Acquisition exercise patterns. The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data.

The fair value of the Luxco II shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The board of directors of Luxco II, in conjunction with the compensation committee of the general partner of SSI Pooling, L.P., the Company’s ultimate parent, and SSILuxco II, felt this most accurately represented fair market value due to the close timing proximity between the issuance of the share-based payments and the Acquisition. This assertion was supported by a contemporaneous valuation to estimate the fair value of its ordinary shares in connection with the issuance of share-based payment awards. The Company performed a contemporaneous valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the fiscal year ended January 31, 2012. The Company relied on this valuation analysis in determining the fair value of the share-based payment awards. This valuation was performed using a similar methodology that was used in the previous periods following the Acquisition. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

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

For the Successor period from May 26, 2010 through January 31, 2012, no stock based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights and transfer restrictions held by Luxco II for any shares of Luxco II acquired under the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment at the lower of cost or then current fair market value. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

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

(u)  Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. ASU 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. The Company is required to adopt Update No. 2011-05 for the quarter ending April 30, 2012 and management does not believe its adoption will have a significant impact on the future results of operations or financial position.

 (v) Subsequent Events

On March 21, 2012, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to Logical Operations Inc. certain of the Training Channel Enablement (TCE) assets. The closing of the sale of the TCE assets occurred on March 31, 2012.

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

The acquisition of SkillSoft was accounted for as a business combination under FASB (ASC Topic) 805, Business Combinations, using the purchase method. Accordingly, the results of SkillSoft have been included in the Company's consolidated financial statements since the date of acquisition.

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

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and  for acquired indefinite lived intangible assets, including goodwill, at least annually.

The Company assumed certain liabilities in the Acquisition including deferred revenue that was ascribed a fair value of $77.4 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of SkillSoft's deferred revenue by $78.1 million. Approximately $0.9 million of acquired SkillSoft deferred revenue remained unamortized at January 31, 2012.

SUPPLEMENTAL PRO-FORMA INFORMATION

The Company concluded that the Acquisition represents a material business combination. The following unaudited pro forma information presents the consolidated results of operations of the Company and SkillSoft as if the acquisition had occurred as of the beginning of the annual period presented with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

YEAR ENDED JANUARY 31,
2011
(Unaudited)
Revenue	$220,188
Cost of revenue	28,643
Cost of revenue – amortization of intangible assets	63,945
Gross profit	127,600
Operating expenses:
Research and development	44,157
Selling and marketing	90,084
General and administrative	32,758
Amortization of intangible assets	48,222
Restructuring	-
Acquisition related expenses	37,702
Total operating expenses	252,923
Operating loss	(125,323)
Other (expense), net	(1,234)
Interest income	161
Interest expense	(60,380)
Loss before benefit from income taxes from continuing operations	(186,776)
Benefit from income taxes	(2,344)
Net loss	$(184,432)

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

The acquisition of 50 Lessons was accounted for as a business combination under ASC 805, Business Combinations, using the purchase method. Accordingly, the results of 50 Lessons have been included in the Company's consolidated financial statements since the date of acquisition and were immaterial to the Company's condensed consolidated financial statements.

The acquisition resulted in an allocation of the purchase price to goodwill and identified tangible and intangible assets. Intangible assets consist of internally developed software, comprised of learning content, customer contracts and relationships and the 50 Lessons tradename. Values and useful lives assigned to intangible assets will be based on estimated value and use of these assets of a market participant. The Company has concluded that the acquisition of 50 Lessons does not represent a material business combination and therefore no pro forma financial information has been provided herein.

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

On October 14, 2011, SkillSoft Corporation and SkillSoft Ireland Limited (the "Buyers"), indirect subsidiaries of SSI II, entered into a purchase agreement (the "Purchase Agreement"), dated as of October 14, 2011, among the Buyers, NIIT Ventures, Inc. ("NIIT Ventures") and NIIT (USA), Inc., subsidiaries of NIIT Limited, to acquire the Element K business (‘Element K’) from NIIT Ventures for approximately $110.3 million in cash, subject to customary post-closing adjustments. The combined entity offers a more robust multi-modal solution that includes online courses, simulations, digitized books and an on-line video library as well as complementary learning technologies. The acquisition supports SkillSoft’s mission to deliver comprehensive and high quality learning solutions and positions the Company to serve the demands of this highly competitive and growing marketplace.

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

The cash purchase price of $110.3 million was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$19,871
Property and equipment	2,605
Goodwill	39,852
Amortizable intangible assets	81,570
Current liabilities	(25,266)
Deferred revenue	(8,304)
Total	$110,328

The estimated fair values assigned to goodwill and uncertain tax positions are considered preliminary and subject to adjustment based upon additional information the Company is awaiting related to tax positions taken by Element K and related to the final working capital adjustment.

The acquisition of Element K resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $39.9 million and $81.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

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

The Company assumed certain liabilities in the acquisition of Element K including deferred revenue that was ascribed a fair value of $8.3 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which its incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of Element K's deferred revenue by $18.3 million. Approximately $3.3 million of acquired Element K deferred revenue remained unamortized at January 31, 2012.

The Company incurred acquisition related expenses which primarily consist of transaction fees, legal, accounting and other professional services which are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

For the period subsequent to the acquisition of Element K (October 15, 2011 through January 31, 2012) Element K contributed approximately $7.2 million of revenue to the operations of the Company and contributed losses of approximately $6.1 million. The losses were impacted by certain fair market value adjustments related to the purchase accounting , including a reduction in deferred revenue (and related revenue amortization) as well as amortization of intangible assets valued as part of the acquisition.

SUPPLEMENTAL PRO-FORMA INFORMATION

The Company concluded that the acquisition of Element K represents a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and Element K for the fiscal years ended January 31, 2012 and 2011 as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of Element K, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	YEAR ENDED JANUARY 31,
	2011	2012
Revenue	$289,701	$404,470
Net loss	(207,559)	(107,059)

Significant non-recurring pro-forma adjustments impacting these figures include the deferred revenue valuation adjustments which increased pro-forma revenues by $5.1 million for the fiscal year ended January 31, 2012 and decreased pro-forma revenues by $16.7 million for the fiscal year ended January 31, 2011.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Element K occurred as of February 1, 2010.

 (4)  Special Charges

 (a)           Discontinued Operations

In connection with the Element K acquisition, the Company decided to sell the Training Channel Enablement (“TCE”) business acquired from Element K because the Company does not believe this product is consistent with the Company’s strategy and profit model. As a result, the assets and liabilities of TCE have been classified as held for sale.

On March 21, 2012, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to Logical Operations Inc. certain TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012. The Company also entered into a transitional service agreement with Logical Operations.  It is expected the services provided under this agreement will be completed within a year and the cash flows from the agreement are not expected to be significant.

The Company has accounted for all of the business units as discontinued operations. The results for all periods presented since the acquisition are included in the financial statements as discontinued operations. The components of discontinued operations are as follows (in thousands):

Balance Sheet	January 31, 2012
Current Assets:
Accounts receivable, net	$3,189
Prepaid expenses and other current assets	253
Property and equipment, net	47
Total current assets	3,489
Other assets	60
Allocated Goodwill	5,137
Total assets	$8,686

Current Liabilities:
Accounts payable	3,602
Accrued expenses	1,338
Total current liabilities	$4,940

Statement of Operations	Year Ended January 31, 2012
Revenue from discontinued operations	$8,143

Income from discontinued operations before income taxes	288
Income taxes	96
Income from discontinued operations	$192

(b)           Restructuring

In connection with the acquisition of Element K, the Company’s management approved and initiated plans to integrate Element K into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded a $2.7 million restructuring charge during the fiscal year ended January 31, 2012, which is included in the statement of operations as restructuring. Substantially all of this charge represents the severance costs of terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

Employee Severance and Related Costs
Restructuring charges incurred	$2,723
Payments made	(1,510)
Total restructuring accrual as of January 31, 2012	$1,213

(5)  Goodwill and Intangible Assets

Intangible assets are as follows (in thousands):

	January 31, 2011			January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$247,958	$43,828	$204,130	$265,278	$110,098	$155,180
Customer contracts/ relationships	225,688	21,993	203,695	274,002	58,693	215,309
Non-compete agreement	-	-	-	4,070	237	3,833
Trademarks and trade names	14,700	1,465	13,235	15,220	3,507	11,713
Backlog	45,100	5,898	39,202	57,780	32,889	24,891
SkillSoft trademark	129,900	-	129,900	129,900	-	129,900
	$663,346	$73,184	$590,162	$746,250	$205,424	$540,826

Customer relationships represent a source of repeat business for the company. The information contained in such relationships usually includes the preferences of the customer, along with the history of services or products provided to the customer. The Company amortizes the fair value of customer relationships on an accelerated basis over their estimated useful life of 60 to 120 months with a weighted average useful life of 116 months. The internally developed software relates to the collaboration platform software, the content software and the learning platform software. Courseware includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes internally developed or purchased software/courseware over their estimated useful lives ranging from 36 to 72 months with a weighted average useful life of 48 months. Trademarks and trade names relate to the Books 24X7 tradename and have an estimated useful life of 116 months. The weighted average useful life for all finite-lived intangible assets is 57 months.

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$122,216
2014	103,820
2015	73,646
2016	37,539
2017	24,384
2018	19,068
2019	15,374
2020	12,377
2021	2,502
Total	$410,926

In connection with the Acquisition, the Company concluded that its “SkillSoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and is free of legal restrictions on term of use and the Company has no plans to discontinue using the SkillSoft name.

The change in goodwill at January 31, 2012 from the amount initially recorded in purchase accounting is as follows:

Gross carrying amount of goodwill, January 31, 2011	$564,516
Acquisition of Element K	39,852
Goodwill allocated to held for sale assets	(5,137)
Correction of error in the opening balance sheet of SkillSoft Limited for deferred tax liabilities	(3,735)
Acquisition of 50 Lessons	2,151
Foreign currency translation adjustment	(252)
Gross carrying amount of goodwill, January 31, 2012	$597,395

The Company has determined that it has one reporting unit for purposes of its annual impairment evaluation. The Company conducted its annual impairment test of goodwill and indefinite-lived trademarks for fiscal 2012 in the fourth quarter. There were no indicators of impairment as of January 31, 2012.

(6)  Income Taxes

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	PREDECESSOR		SUCCESSOR
	January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011	January 31, 2012
Ireland	$64,540	$(1,790)	$(105,708)	$(79,724)
United States	28,134	(11,260)	(21,947)	(30,387)
Rest of World	2,255	2,542	(4,113)	(7,778)
	$94,929	$(10,508)	$(131,768)	$(117,889)

The provision (benefit) for income taxes consists of the following (in thousands):

	PREDECESSOR		SUCCESSOR
	January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011	January 31, 2012
Current:
Ireland	$393	$25	$218	$48
United States	8,343	31	2,130	3,312
Rest of World	(1,275)	(91)	683	262
	$7,461	$(35)	$3,031	$3,622

Deferred:
Ireland	$7,611	$1,886	$(8,137)	$(4,700)
United States	9,720	(3,719)	(6,337)	(13,321)
Rest of World	(1,231)	(26)	(1,235)	(3,151)
	$16,100	$(1,859)	$(15,709)	$(21,172)
Tax provision (benefit)	$23,561	$(1,894)	$(12,678)	$(17,550)

Net deferred tax assets (liabilities) consist of the following (in thousands):

	January 31,
	2011	2012
Assets:
Net operating loss carryforwards	$67,640	$52,594
Nondeductible expenses and reserves	1,784	2,180
Tax credits	7,008	7,907
Other intangibles	-	1,673
Gross deferred tax assets	$76,432	$64,354
Less: Valuation allowance	(7,555)	(8,171)
Net deferred tax assets	$68,877	$56,183
Liabilities:
Customer relationships	$(74,783)	(60,603)
Deferred installment gain	(65,347)	(45,471)
Other intangibles	(3,364)	-
Unrealized exchange gain	-	(226)
Deferred revenue	(1,241)	(38)
Other	-	(202)
Gross Deferred tax liabilities	$(144,735)	$(106,540)
Total net deferred tax assets (liabilities)	$(75,858)	$(50,357)

Deferred Taxes

The Company recognizes a deferred tax asset to the extent that it is “more likely than not” that these assets will be realized. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, changes in the business, projected reversal of existing deferred tax liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Based on results of operations for the fiscal years ended January 31, 2010, 2011 and 2012, and with consideration given to anticipated future reversals of temporary differences, the Company believes that a portion of its deferred tax asset related to certain net operating loss (NOL) carryforwards and certain deductible temporary differences will not be realized. In the fiscal year ended January 31, 2012, the Company recorded an increase to its valuation allowance of $0.6 million.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries to be essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference. The tax liability that would result from the remittance of our foreign earnings is not material.

A reconciliation of the Irish statutory rate to the Company’s effective tax rate is as follows:

	PREDECESSOR		SUCCESSOR
	January 31, 2010	February 1, to May 25, 2010	May 26, to January 31, 2011	January 31, 2012
Income tax provision (benefit) at Irish statutory rate	12.5%	(12.5)%	(12.5)%	(12.5)%
Increase (decrease) in tax resulting from:
U.S. state tax provision, net of U.S. federal benefit	3.0	(4.6)	(0.6)	(1.2)
Foreign rate differential, primarily U.S.	6.2	(21.0)	(4.4)	(6.8)
Nondeductible items	1.5	14.5	6.7	4.3
Unrecognized tax benefit	1.8	2.1	0.8	(0.9)
Research and development credits	(0.7)	-	(0.6)	(0.2)
Section 453A interest	-	1.3	0.8	1.1
Provision to return true-ups	(0.3)	0.5	0.1	0.2
Other	(0.2)	0.1	0.1	0.2
Change in valuation allowance	1.0	1.6	-	0.9
Effective tax rate	24.8%	(18.0)%	(9.6)%	(14.9)%

As of January 31, 2012, the Company had $235.7 million in tax loss carryforwards and $7.9 million in tax credit carryforwards. Approximately $133.2 million of the loss carryforwards are not subject to expiration while the remainder, if not utilized, will expire at various dates through 2031. Tax credit carryforwards of $7.9 million relate to U.S. federal taxes. Included in the consolidated loss carryforward total is, are $92.8 million of U.S. federal net operating loss carryforwards, $125.4 million of Irish net operating loss carryforwards, and $17.5 million of net operating loss carryforwards in all other tax jurisdictions. The aforementioned figures represent the gross carrying value of the tax loss carryforwards, unreduced by related valuation allowances..

As of January 31, 2011, the Company had $263.6 million in net operating loss carryforwards, and $7.0 million of tax credit carryforwards, which were available to reduce future income taxes payments, if any. Approximately $145.0 million of the loss carryforwards were not subject to expiration while the remainder, if not utilized, will expire at various dates through 2031.

The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code, most recently at May 26, 2010, when the Company was purchased by a private investment group. The incremental Section 382 limitation arising from the most recent change will not have a material impact on the Company’s ability to use its net operating loss and tax credit carryforwards. However, the Company’s U.S. loss carryforwards are subject to Section 382 limitations from prior ownership changes. The Company recorded a valuation allowance against its U.S. federal loss carryforwards of $4.0 million and $4.5 million at January 31, 2012 and January 31, 2011, respectively, to reflect expected expirations of the U.S. federal losses due to Section 382 limitations.

The Company had gross unrecognized tax benefits, including related accrued interest and penalties, of $8.2 million and $8.7 million at January 31, 2012 and January 31, 2011, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate significant changes in the amount of its unrecognized tax benefits in the next twelve months. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company has $0.5 million, net of federal benefit, accrued for interest and penalties at January 31, 2012. For the fiscal year ended January 31, 2012, ($0.4) million, net of federal benefit, of net reversals of accrued interest and penalties were recognized in the consolidated statement of income. The total amount of interest and penalties recognized, net of federal benefit, in the consolidated statement of income for the fiscal year 2011 was $0.1 million during the Predecessor period ended May 25, 2010, and $0.1 million in the Successor period ended January 31, 2011.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	January 31, 2011	January 31, 2012
Unrecognized tax benefits	$7,845	$7,771
Increases for tax positions taken during the current period	1,054	1,291
Decreases for tax positions taken during a prior period	(1,128)	(134)
Decrease related to settlements	-	(165)
Decreases resulting from the expiration of statute of limitations	-	(1,075)
Unrecognized tax benefits	$7,771	$7,688

In the normal course of business, the Company is subject to examination by taxing authorities in major jurisdictions including the United States, Ireland, the United Kingdom, Australia, and Canada. With few exceptions, the Company is no longer subject to income tax examinations for years before 2007 in these major jurisdictions.

During fiscal year 2012, the Company was notified by the U.S. Internal Revenue Service (“IRS”) that its U.S. federal income tax return for the tax years ended January 31, 2010 and 2011 had been selected for examination.

(7)  Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2017. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of approximately $4.5 million, $1.4 million, $2.9 million and $4.6 million for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively. For operating leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the total related rent expense on a straight-line basis over its life, with a deferred asset or liability reported on the balance sheet for the difference between expense and cash paid.

None of the Company’s operating leases contain contingent rent provisions. The amortization period for all leasehold improvements is the lesser of the estimated useful life of the assets or the related lease term.

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total
Fiscal year ended January 31:
2013	$4,508	$1,158	$5,666
2014	2,813	880	3,693
2015	1,623	720	2,343
2016	1,420	660	2,080
2017	1,357	-	1,357
Thereafter	1,225	-	1,225
	$12,946	$3,418	$16,364

(b) Litigation

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is not a party to any other material legal proceedings.

(c) Guarantees

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

(8)  Shareholders’ Equity

(a)           American Depositary Share (“ADS") Repurchase Program

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

 (b)           Share-Based Compensation

Predecessor

The Company had two share-based compensation plans under which employees, officers, directors and consultants could be granted options to purchase the Company's ordinary shares, generally at the market price on the date of grant. The options became exercisable over various periods, typically four years (and typically one or three years in the case of directors), and had a maximum term of ten years. As of May 26, 2010, no ordinary shares remain available for future grant under the Company's share option plans.

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

The weighted average grant date fair value of options granted during the fiscal year ended January 31, 2010 was $3.56 per share. There were no options granted during the period ended May 25, 2010. The total intrinsic value of options exercised during the fiscal year ended January 31, 2010 and the period from February 1, 2010 through May 26, 2010 was approximately $1.8 million and $5.0 million, respectively.

The Company used the Black-Scholes option pricing model to determine the weighted average fair value of options. The estimated fair value of employee share options was amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants were as follows:

January 31,
2010
Risk-free interest rates	0.81-2.47%
Expected dividend yield	-
Volatility factor	40-73%
Expected lives	2-4.4 years
average	$3.56
Weighted average remaining contractual life of options outstanding	3.17 years

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

Excess tax benefits (expense) from the exercise of share options, classified as a cash flow from financing activities, was $(0.1) million and $(0.3) million for the fiscal year ended January 31, 2010 and the period from February 1, 2010 through May 25, 2010, respectively.

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

For the Successor period from May 26, 2010 through January 31, 2012, no stock based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by Luxco II for any shares of Luxco II acquired from the exercise of options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment at the lower of cost or then current fair market value. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized. Total unrecognized stock based compensation expense as of January 31, 2012 is $28.7 million.

No tax benefit was realized during the period as no stock options were exercised.

Share Options

A summary of stock option activity under the 2010 Plan for the fiscal year ended January 31, 2012 is as follows:

Share Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2011	598,494	$100.00	9.8
Granted	37,612	100.00	-
Exercised	-	-	-
Forfeited	320	100.00	-
Expired	-	-	-
Outstanding, January 31, 2012	635,786	100.00	8.8
Exercisable, January 31, 2012	52,555	100.00	8.8
Vested and expected to vest, January 31, 2012	635,786	100.00	8.8

SSILUXCO II S.A. 2010 Equity Incentive Plan

Under this plan, participants were granted 636,106 options. Each option entitled the holder to acquire an ordinary share at an aggregate strike price of $100.

Service Based Vesting Options

Grants of options during the fiscal year ended January 31, 2012 which become exercisable on service consist of 15,546 options that vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of the grant date) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant.

Service based vesting options were valued on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

	Successor period from May 26, 2010 through January 31, 2011	Year Ended January 31, 2012
Expected term (years)	6.25	6.16
Expected volatility	58.19%	56.96%
Risk-free interest rate	1.89%	2.38%
Dividend yield	0%	0%
Fair value of underling shares	$100.00	$100.00

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

The Company performed a contemporaneous valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the fiscal year ended January 31, 2012. The Company relied on this valuation analysis in determining the fair value of the share-based payment awards. This valuation was performed using a similar methodology that was used in the previous periods following the Acquisition.

The fair value of Luxco II’s shares determined for the valuation of share-based payment awards for the periods preceding January 31, 2011 were based on the purchase price paid for the Company in the Acquisition. The Company’s Board of Directors, the board of directors of the general partner of SSI Pooling L.P., the Company’s ultimate parent and Luxco II’s board of directors felt this most accurately represented fair market value due to the transaction occurring within a year preceding the grant dates of these awards.

This assertion was supported by a recent valuation to estimate the fair value of Luxco II’s shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management

The valuation analysis of the ordinary shares of the Company utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, detailed annual projections of future cash flows were prepared over a period of six fiscal years, or the “Projected Financials.” The total value of the cash flow beyond the final fiscal year are estimated by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, an analysis was performed to identify a group of publicly-traded companies that are comparable to the Company or is believed to operate in industries similar to the Company. The Company calculated an implied EBITDA multiple (enterprise value/EBITDA) and an implied Revenue multiple (enterprise value/Revenue) and applied a weighted average of the two for each of the guideline companies and selected the appropriate multiple to apply to the EBITDA and revenue depending on the facts and circumstances. In addition, the Company applied a marketability discount to the implied value of equity. The Company believes that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The weighted average grant date fair value of the options with service conditions granted during the Successor period of fiscal year ended January 31, 2011 and the fiscal year ended January 31, 2012 was $56.01 per share and $55.50 per share, respectively. Total unrecognized compensation expense associated with all options with service conditions is $14.8 million.

Options with Performance and Market Conditions

In the fiscal year ended January 31, 2012  Luxco II also granted 21,746 options that vest based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

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

The fair value of the options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these options were as follows:

	Successor period from May 26, 2010 through January 31, 2011	Year Ended January 31, 2012
Expected term (years)	5.0	4.1
Expected volatility	59.71%	58.48%
Risk-free interest rate	1.49%	1.17%
Dividend yield	0%	0%
Fair value of underling shares	$100.00	$100.00

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

The weighted average grant date fair values of options with performance and market conditions granted during the Successor period of fiscal year ended January 31, 2011  and in the fiscal year ended January 31, 2012 was $37.83 per share and $33.66 per share, respectively. Total unrecognized compensation expense associated with all options with performance and market conditions is $13.9 million. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the period ending January 31, 2012. In accordance with Topic 718, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

(c)           Share Capital following the Acquisition

As of January 31, 2011 and 2012, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of January 31, 2011 and 2012, 534,513,270 ordinary shares were issued and outstanding.

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

(9)  Credit Facilities

Predecessor

The Company had an agreement (the Credit Agreement), as amended, with certain lenders that provided a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the NETg acquisition.

The term loan bore interest at a rate per annum equal to, at the Company’s election, (i) a base rate plus a margin of 2.50% or (ii) adjusted LIBOR plus a margin of 3.50%. The Company was required to maintain certain financial covenants under the credit facility. The Company had been in compliance with these covenants since the inception of the term loan.

In connection with the Credit Agreement, as amended, the Company incurred debt financing costs of $6.2 million which were capitalized and amortized as additional interest expense over the term of the loans using the effective-interest method. The Company paid approximately $4.7 million and $0.8 million in interest during the fiscal year ended January 31, 2010 and the period from February 1, 2010 through May 25, 2010, respectively. The Company recorded $1.1 million and $3.1 million of amortized interest expense related to the capitalized debt financing costs during the fiscal year ended January 31, 2010 and the period from February 1, 2010 through May 25, 2010, respectively.

The Company paid $39.0 million and $84.4 million against the term amount during the fiscal year ended January 31, 2010 and the period from February 1, 2010 through May 25, 2010, respectively.

Successor

SENIOR CREDIT FACILITIES

On May 26, 2010, in connection with the closing of the acquisition, the Company entered into the Senior Credit Facilities with certain lenders (the "Lenders") providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of January 31, 2012 there were no amounts outstanding under the revolving credit facility.

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

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of January 31, 2012, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On December 31, 2011, the Company elected its interest calculation to be based on adjusted LIBOR. The applicable margin percentage for the revolving credit facility is 3.50% per annum for base rate loans and 4.50% per annum for LIBOR rate loans.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At January 31, 2012, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At January 31, 2012, the Company was in compliance with these covenants.

In connection with the Senior Credit Facilities, the Company incurred debt financing costs of $18.6 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. The Company paid approximately $12.8 million and $21.0 million in interest during the fiscal years ended January 31, 2011 and 2012, respectively. The Company recorded $1.9 million and $2.8 million of amortized interest expense related to the capitalized debt financing costs during the fiscal years ended January 31, 2011 and 2012, respectively. As of January 31, 2012, total unamortized debt financing costs of $2.7 and $11.2 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

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

In connection with the Incremental Amendment, the Company incurred debt financing costs of $2.3 million and provided a $2.25 million original issue discount to the Tranche C Term Loan lenders. The Company paid approximately $1.3 million in interest during the fiscal year ended January 31, 2012. The Company capitalized debt financing costs as assets and recorded the original issue discount as a reduction to the carrying value of the Tranche C Term loans. Deferred financing costs and the original issue discount are being amortized to interest expense over the term of the loans. During the period ended January 31, 2012, the Company recorded $0.2 million of amortized interest expense related to the capitalized debt financing costs and original issue discount.

Future scheduled minimum payments including estimated mandatory prepayments under this credit facility are as follows (in thousands):

Fiscal 2013	$2,796
Fiscal 2014	4,150
Fiscal 2015	4,150
Fiscal 2016	4,150
Fiscal 2017	4,150
Fiscal 2018	389,160
Total	$408,556

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2011 and 2012. This call feature will be marked to market over the period it is active.

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

The indenture governing the senior notes contain covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At January 31, 2012, the Company was in compliance with these covenants.

In connection with issuance of the senior notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. The Company paid approximately $17.7 million and $34.5 million in interest during the fiscal years ended January 31, 2011 and 2012, respectively. The Company recorded $1.0 million and $1.5 million of amortized interest expense related to the capitalized debt financing costs during the fiscal years ended January 31, 2011 and 2012, respectively. As of January 31, 2012, total unamortized debt financing costs of $1.4 and $7.6 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

On October 8, 2010, the Company filed a Registration Statement on Form S-4 (which became effective on November 22, 2010) for an exchange offer relating to its senior notes. The Company completed its exchange offer on December 29, 2010.

(10)  Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of SkillSoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $0.9 million, $0.3 million, $0.7 million and $1.1 million were made for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, contributions of approximately $1.0 million, $0.3 million, $0.7 million and $1.1 million were made the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, respectively.

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

Geographical Reporting

The Company attributes revenue to different geographical areas on the basis of the location of the customer.

Revenues by geographic area are as follows (in thousands):

	PREDECESSOR		SUCCESSOR
	January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012
Revenue:
United States	$237,072	$72,583	$160,378	$252,700

United Kingdom	36,918	10,802	23,248	32,389
Canada	12,523	4,789	10,412	17,843
Europe, excluding UK	8,950	2,754	7,348	16,885
Australia/New Zealand	12,959	4,268	10,243	17,482
Other (Countries less than 5% individually, by region)	6,546	2,342	6,188	8,291
All Foreign Locations	77,896	24,955	57,439	92,890

Purchase accounting adjustments	-	-	(68,144)	(16,461)
Total revenues	$314,968	$97,538	$149,673	$329,129

Long-lived tangible assets at international locations are not significant for each of the periods presented.

(12)  Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2011	2012
Debt financing cost - long term (See Note 9)	$23,048	$20,641
Other	709	1,717
Total other assets	$23,757	$22,358

(13)  Accrued Expenses — Current

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2011	2012
Professional fees	$4,088	$3,391
Sales tax payable/VAT payable	6,587	7,050
Accrued royalties	1,447	3,953
Accrued tax	578	1,933
Interest payable	7,616	8,182
Other accrued liabilities	11,197	15,612
Total accrued expenses	$31,513	$40,121

 (14)  Other Long Term Liabilities

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2011	2012
Uncertain tax positions including interest and penalties - long term	$3,230	$4,122
Unfavorable lease commitments assumed in the acquisition of Element K	-	1,148
Other	214	902
Total other long-term liabilities	$3,444	$6,172

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of January 31, 2011 and 2012. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2011 and 2012, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets were as follows:

	Year Ended January 31, 2011		Year Ended January 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	310,000	349,333	$310,000	$344,488

The fair value of the Company’s senior notes is determined by the trading price on January 31, 2011 and 2012.

(16)  Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended January 31,
	2011	2012
Computer equipment	$6,887	$14,582
Furniture and fixtures	155	187
Leasehold improvements	85	335
Construction in process	656	1,193
	7,783	16,297
Less accumulated depreciation and amortization	(2,806)	(6,992)
	$4,977	$9,305

Depreciation and amortization expense related to property and equipment was $4.6 million, $1.4 million, $2.6 million and $4.2 million for the years fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the year fiscal year ended January 31, 2012, respectively.

(17)  Allowance for Doubtful Accounts (amounts in thousands)

	Balance at Beginning of Period	Net provision added/(credited without utilization)	Write-offs	Balance at End of Period
Predecessor
Year ended January 31, 2010	$391	$85	$(107)	$369
Period ended May 25, 2010	369	(27)	(36)	306
Successor
Period ended January 31, 2011	306	136	(144)	298
Year ended January 31, 2012	298	163	(19)	442

Valuation Allowance on Deferred Tax Assets (amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Goodwill	Write Down of Fully Valued Assets	Deductions	Balance at End of Period
Predecessor
Year ended January 31, 2010	$-	$2,931	$-	$-	$-	$2,931
Period ended May 25, 2010	2,931	134	-	(269)	-	2,796
Successor
Period ended January 31, 2011	2,796	-	4,759	-	-	7,555
Year ended January 31, 2012	7,555	1,021	-	(405)	-	8,171

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

(19)  Related Party Transactions

The table below presents total fees paid to the Sponsors during the identified periods.

	Period from May 26, 2010 through January 31, 2011	Year Ended January 31, 2012
Sponsor fees paid	$12,487	$1,530

Management Agreement

Upon completion of the Acquisition, certain of the Company’s parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to the Company and certain of its parent and subsidiary entities until the tenth anniversary of the consummation of the Acquisition, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. For the period from May 26, 2010 to January 31, 2011 and for the fiscal year ended January 31, 2012 we recognized $1.0 million and $1.5 million, respectively, of management fees in our statement of operations. After satisfaction of certain Irish regulatory requirements, SkillSoft became a party to the management agreement.

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

In connection with the acquisition of Element K. Element K Corporation has been included as a guarantor and as a result unconditionally guarantees the Company’s Senior Credit Facilities and the Senior Notes.

The following condensed consolidating and combined financial statements are presented for the information of the holders of the senior notes and present the Condensed Consolidating and Combining Balance Sheets as of January 31, 2011 and January 31, 2012 and the results of its operations and cash flows for the fiscal year ended January 31, 2010, the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal year ended January 31, 2012, which is the issuer of the senior notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis. Certain reclassifications have been made to prior period amounts to conform with current period presentation.

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

 CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2012
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$27	$18,707	$10,174	$-	$28,908
Restricted cash	-	6	102	-	108
Accounts receivable, net	-	153,849	27,725	-	181,574
Intercompany receivables	-	367,390	-	(367,390)	-
Deferred tax assets	-	5,112	124	-	5,236
Assets held for sale	-	8,430	256	-	8,686
Prepaid expenses and other current assets	1,462	28,018	3,412	206	33,098
Total current assets	1,489	581,512	41,793	(367,184)	257,610
Property and equipment, net	-	8,876	429	-	9,305
Goodwill	-	571,237	26,158	-	597,395
Intangible assets, net	-	520,778	20,048	-	540,826
Investment in subsidiaries	1,000,489	1,246,231	4,166	(2,250,886)	-
Investment in, and advances to, nonconsolidated affiliates	-	206	-	(206)	-
Deferred tax assets	-	3,032	40	-	3,072
Other assets	7,638	13,892	828	-	22,358
Total assets	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$2,384	$-	$-	$2,384
Accounts payable	-	10,868	129	-	10,997
Accrued expenses	5,791	29,654	5,077	(401)	40,121
Accrued compensation	-	20,902	2,959	-	23,861
Intercompany payable	366,572	840,832	40,198	(1,247,602)	-
Other liabilities	-	-	-	-	-
Deferred tax liabilities	-	4,176	-	-	4,176
Liabilities held for sale	-	4,931	9	-	4,940
Deferred revenue	-	210,861	31,269	-	242,130
Total current liabilities	372,363	1,124,608	79,641	(1,248,003)	328,609

Long term debt	308,266	404,043	-	-	712,309
Deferred tax liabilities	-	50,410	4,079	-	54,489
Other long term liabilities	-	4,796	1,376	-	6,172
Total long term liabilities	308,266	459,249	5,455	-	772,970
Total shareholders' equity	328,987	1,361,907	8,366	(1,370,273)	328,987
Total liabilities and shareholders' equity	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$3	$19,719	$15,477	$-	$35,199
Restricted cash	-	-	59	-	59
Accounts receivable, net	-	127,849	16,816	-	144,665
Intercompany receivables	-	365,302	-	(365,302)	-
Deferred tax assets	-	1,554	90	-	1,644
Prepaid expenses and other current assets	1,460	21,585	2,546	126	25,717
Total current assets	1,463	536,009	34,988	(365,176)	207,284
Property and equipment, net	-	4,972	5	-	4,977
Goodwill	-	538,624	25,892	-	564,516
Intangible assets, net	-	566,413	23,749	-	590,162
Investment in subsidiaries	1,062,759	1,191,397	402	(2,254,558)	-
Investment in, and advances to, nonconsolidated affiliates	-	126	-	(126)	-
Deferred tax assets	-	2,108	183	-	2,291
Other assets	9,091	14,650	16	-	23,757
Total assets	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current maturities of long term debt	$-	$8,487	$-	$-	$8,487
Accounts payable	-	5,160	29	-	5,189
Accrued expenses	5,806	22,531	3,176	-	31,513
Accrued compensation	9	15,032	1,921	-	16,962
Intercompany payable	331,589	819,593	66,359	(1,217,541)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	5,117	(502)	-	4,615
Deferred revenue	-	174,398	22,405	-	196,803
Total current liabilities	337,404	1,050,318	93,788	(1,217,941)	263,569

Long term debt	308,086	314,887	-	-	622,973
Deferred tax liabilities	-	76,466	(1,288)	-	75,178
Other long term liabilities	-	2,260	1,184	-	3,444
Total long term liabilities	308,086	393,613	(104)	-	701,595
Total shareholders' equity	427,823	1,410,368	(8,449)	(1,401,919)	427,823
Total liabilities and shareholders' equity	$1,073,313	$2,854,299	$85,235	$(2,619,860)	$1,392,987

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JANUARY 31, 2012
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$312,603	$42,520	$(25,994)	$329,129
Cost of revenue	-	32,069	25,914	(25,994)	31,989
Cost of revenue - amortization of intangible assets	-	66,050	-	-	66,050
Gross profit	-	214,484	16,606	-	231,090
Operating expenses:
Research and development	-	54,836	790	-	55,626
Selling and marketing	-	106,176	13,399	-	119,575
General and administrative	253	31,955	1,210	-	33,418
Amortization of intangible assets	-	62,273	4,077	-	66,350
Merger and integration related expense	-	4,428	88	-	4,516
Restructuring	-	2,082	641	-	2,723
Acquisition related expenses	-	3,451	49	-	3,500
Total operating expenses	253	265,201	20,254	-	285,708
Operating loss	(253)	(50,717)	(3,648)	-	(54,618)
Other income (expense), net	(7)	42,931	(1,271)	(43,072)	(1,419)
Interest income	-	105	49	-	154
Interest expense	(36,630)	(25,376)	-	-	(62,006)
Loss before benefit of income taxes	(36,890)	(33,057)	(4,870)	(43,072)	(117,889)
Equity in (losses) earnings of subsidiaries before taxes	(80,710)	(3,044)	-	83,754	-
Benefit of income taxes	(17,453)	(16,230)	(1,320)	17,453	(17,550)
(Loss) income from continuing operations	(100,147)	(19,871)	(3,550)	23,229	(100,339)
Income from discontinued operations, net of income taxes of $96 in fiscal 2012	-	139	(506)	175	(192)
Net (loss) income	$(100,147)	$(20,010)	$(3,044)	$23,054	$(100,147)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM MAY 26, 2010 TO JANUARY 31, 2011
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$141,046	$23,310	$(14,683)	$149,673
Cost of revenue	-	19,537	14,764	(14,683)	19,618
Cost of revenue - amortization of intangible assets	-	43,678	-	-	43,678
Gross profit	-	77,831	8,546	-	86,377
Operating expenses:
Research and development	-	31,146	741	-	31,887
Selling and marketing	-	55,314	6,093	-	61,407
General and administrative	200	21,834	444	-	22,478
Amortization of intangible assets	-	26,873	2,474	-	29,347
Acquisition related expenses	7,877	14,762	-	-	22,639
Total operating expenses	8,077	149,929	9,752	-	167,758
Operating loss	(8,077)	(72,098)	(1,206)	-	(81,381)
Other income (expense), net	-	(23,569)	7,006	14,944	(1,619)
Interest income	-	26	40	-	66
Interest expense	(32,188)	(16,646)	-	-	(48,834)
Loss before benefit of income taxes	(40,265)	(112,287)	5,840	14,944	(131,768)
Equity in (losses) earnings of subsidiaries before taxes	(91,503)	6,043	-	85,460	-
Benefit of income taxes	(12,678)	(12,475)	(203)	12,678	(12,678)
Net loss	$(119,090)	$(93,769)	$6,043	$14,944	$(119,090)

 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
 (IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$92,854	$9,329	$(4,645)	$97,538
Cost of revenue	-	9,166	4,705	(4,645)	9,226
Cost of revenue - amortization of intangible assets	-	822	-	(782)	40
Gross profit	-	82,866	4,624	782	88,272
Operating expenses:
Research and development	-	16,744	387	-	17,131
Selling and marketing	-	36,825	3,553	-	40,378
General and administrative	-	21,513	315	-	21,828
Amortization of intangible assets	-	24,422	-	(23,285)	1,137
Acquisition related expenses	-	15,063	-	-	15,063
Total operating expenses	-	114,567	4,255	(23,285)	95,537
Operating (loss) income	-	(31,701)	369	24,067	(7,265)
Other income (expense), net	-	22,569	54	(22,238)	385
Interest income	-	64	31	-	95
Interest expense	-	(3,723)	-	-	(3,723)
(Loss) income before benefit of income taxes	-	(12,791)	454	1,829	(10,508)
Equity in (losses) earnings of subsidiaries before taxes	-	482	-	(482)	-
Benefit of income taxes	-	(1,866)	(28)	-	(1,894)
Net (loss) income	$-	$(10,443)	$482	$1,347	$(8,614)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JANUARY 31, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Elimination	Consolidated

Revenue	$-	$310,062	$30,027	$(25,121)	$314,968
Cost of revenue	-	28,942	25,615	(25,121)	29,436
Cost of revenue - amortization of intangible assets	-	2,534	3	(2,409)	128
Gross profit	-	278,586	4,409	2,409	285,404
Operating expenses:
Research and development	-	42,489	1,275	-	43,764
Selling and marketing	-	85,661	9,933	-	95,594
General and administrative	-	33,625	1,099	-	34,724
Amortization of intangible assets	-	50,696	110	(42,689)	8,117
Restructuring	-	(18)	67	-	49
Acquisition related expenses	-	-	-	-	-
Total operating expenses	-	212,453	12,484	(42,689)	182,248
Operating income (loss)	-	66,133	(8,075)	45,098	103,156
Other income (expense), net	-	29,273	(1,273)	(28,943)	(943)
Interest income	-	228	74	(33)	269
Interest expense	-	(7,584)	(2)	33	(7,553)
Income (loss) before provision for (benefit) income taxes		88,050	(9,276)	16,155	94,929
Equity in (losses) earnings of subsidiaries before taxes	-	(9,004)	-	9,004	-
Provision for (benefit) income taxes	-	32,011	(272)	(8,178)	23,561
Net income (loss)	$-	$47,035	$(9,004)	$33,337	$71,368

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 31, 2012
 (IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(35,284)	$110,162	$(1,445)	$(43,072)	$30,361
Cash flows from investing activities:
Purchases of property and equipment	-	(5,783)	(3)	-	(5,786)
Acquisition of Element K, net of cash acquired	-	(65,635)	396	(44,209)	(109,448)
Acquisition of 50 Lessons, net of cash acquired	-	(3,820)	-	-	(3,820)
Decrease in restricted cash	-	(6)	(43)	-	(49)
Net cash provided by (used in) investing activities	-	(75,244)	350	(44,209)	(119,103)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(44,209)	-	44,209	-
Proceeds from capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	34,983	(72,741)	(5,561)	43,319	-
Proceeds from issuance of ordinary shares	-	-	-	-	-
Proceeds from issuance of Senior Credit Facilities, net of fees	-	85,434	-	-	85,434
Proceeds from issuance of Senior Notes, net of fees	-	-	-	-	-
Principal payments on Senior Credit Facilities	-	(4,819)	-	-	(4,819)
Net cash provided by (used in) financing activities	35,308	(36,335)	(5,561)	87,528	80,940
Effect of exchange rate changes on cash and cash equivalents	-	405	1,353	(247)	1,511
Net increase in cash and cash equivalents	24	(1,012)	(5,303)	-	(6,291)
Cash & cash equivalents, at beginning of period	3	19,719	15,477	-	35,199
Cash & cash equivalents, at end of period	$27	$18,707	$10,174	$-	$28,908

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM MAY 26, 2010 TO JANUARY 31, 2011
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(33,363)	$(17,589)	$7,450	$14,944	$(28,558)
Cash flows from investing activities:
Purchases of property and equipment	-	(2,205)	-	-	(2,205)
Acquisition of SkillSoft, net of cash acquired	-	504,783	(32,850)	(1,546,114)	(1,074,181)
Decrease in restricted cash	-	2,667	32	-	2,699
Net cash provided by (used in) investing activities	-	505,245	(32,818)	(1,546,114)	(1,073,687)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	(1,129,184)	(1,094,709)	1,304	2,222,589	-
Proceeds from payments (on) intercompany loans	331,589	321,628	38,203	(691,420)	-
Proceeds from issuance of ordinary shares	534,513	-	-	-	534,513
Proceeds from issuance of Senior Credit Facilities, net of fees	-	306,398	-	-	306,398
Proceeds from issuance of Senior Notes, net of fees	296,448	-	-	-	296,448
Principal payments on Senior Credit Facilities	-	(1,625)	-	-	(1,625)
Net cash provided by (used in) financing activities	33,366	(468,308)	39,507	1,531,169	1,135,734
Effect of exchange rate changes on cash and cash equivalents	-	371	1,348	1	1,710
Net increase in cash and cash equivalents	3	19,719	15,477	-	35,199
Cash & cash equivalents, at beginning of period	-	-	-	-	-
Cash & cash equivalents, at end of period	$3	$19,719	$15,477	$-	$35,199

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$74,194	$(2,129)	$(22,238)	$54,085
Cash flows from investing activities:
Purchases of property and equipment	-	(438)	-	-	(438)
Purchases of investments	-	(2,562)	-	-	(2,562)
Maturity of investments	-	6,122	-	-	6,122
Decrease in restricted cash	-	18	9	-	27
Net cash provided by (used in) investing activities	-	3,140	9	-	3,149
Cash flows from financing activities:
Exercise of share options	-	3,065	-	-	3,065
Proceeds from employee share purchase plan	-	1,666	-	-	1,666
Proceeds from payments (on) intercompany loans	-	(14,134)	(8,104)	22,238	-
Principal payments on long term debt	-	(84,365)	-	-	(84,365)
Tax effect related to exercise of non-qualified stock options	-	(282)	-	-	(282)
Net cash (used in) provided by financing activities	-	(94,050)	(8,104)	22,238	(79,916)
Effect of exchange rate changes on cash and cash equivalents	-	(726)	(589)	-	(1,315)
Net decrease in cash and cash equivalents	-	(17,442)	(6,555)	-	(23,997)
Cash & cash equivalents, at beginning of period	-	64,214	12,468	-	76,682
Cash & cash equivalents, at end of period	$-	$46,772	$5,913	$-	$52,685

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 31, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$-	$151,262	$(10,972)	$(28,943)	$111,347
Cash flows from investing activities:
Purchases of property and equipment	-	(3,184)	(11)	-	(3,195)
Purchases of investments	-	(9,272)	-	-	(9,272)
Maturity of investments	-	6,812	-	-	6,812
Decrease in restricted cash	-	-	1,004	-	1,004
Net cash provided by (used in) investing activities	-	(5,644)	993	-	(4,651)
Cash flows from financing activities:
Exercise of share options	-	2,392	-	-	2,392
Proceeds from employee share purchase plan	-	2,192	-	-	2,192
Proceeds from intercompany investment in subsidiaries	-	(37,594)	4,561	33,033	-
Proceeds from payments (on) intercompany loans	-	(8,585)	12,675	(4,090)	-
Principal payments on long term debt	-	(39,019)	-	-	(39,019)
Acquisition of treasury stock	-	(35,148)	-	-	(35,148)
Tax effect related to exercise of non-qualified stock options	-	(92)	-	-	(92)
Net cash provided by (used in) financing activities	-	(115,854)	17,236	28,943	(69,675)
Effect of exchange rate changes on cash and cash equivalents	-	346	1,462	-	1,808
Net increase in cash and cash equivalents	-	30,110	8,719	-	38,829
Cash & cash equivalents, at beginning of period	-	34,104	3,749	-	37,853
Cash & cash equivalents, at end of period	$-	$64,214	$12,468	$-	$76,682

 (21)  Quarterly Statement of Operations Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2012 and 2011 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of the Company

	Predecessor
	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Revenues	$76,395	$80,241	$85,481	$87,012
Gross Profit	53,124	56,704	60,482	60,780
Loss from continuing operations	(22,431)	(21,026)	(20,144)	(36,546)
Income from discontinued operations, net of an income tax provision of $96	-	-	-	(192)
Net loss	$(22,431)	$(21,026)	$(20,144)	$(36,354)

	Predecessor		Successor
	Q1 2011	May 1, to May 25, 2010	May 26, to July 31, 2010	Q3 2011	Q4 2011
Revenues	$76,918	$20,620	$34,056	$52,544	$63,073
Gross Profit	69,803	18,469	17,139	29,522	39,716
Net income (loss)	$12,603	$(21,217)	$(52,970)	$(35,288)	$(30,832)

EXHIBIT INDEX

Exhibit No.	Title
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

4.4
Second Supplemental Indenture, dated as of October 14, 2011, by and among SSI Investments II Limited and SSI Co-Issuer LLC, as issuers, the guarantors named therein, as guarantors, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to SSI Investments II Limited’s Registration Statement on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2011 (File No. 333-169857)).

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

10.14
Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of October 14, 2011, among SSI Investments I Limited and SkillSoft Corporation (as successor in interests and obligations to SkillSoft Limited, as successor in interests and obligations to SSI Investments II Limited), Morgan Stanley Senior Funding, Inc., the lenders party thereto, and the other agents named therein (incorporated by reference to Exhibit 10.1 to SSI Investments II Limited’s Registration Statement on Form 10-Q filed with the Securities and Exchange Commission on December 15, 2011 (File No. 333-169857)).

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