Form 10-Q
period 2012-04-30
SSI Investments II Ltd
filed 2012-06-14
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012
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
FOR THE QUARTER ENDED APRIL 30, 2012

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	April 30, 2012	January 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,537	$28,908
Restricted cash	145	108
Accounts receivable, net	97,639	181,574
Deferred tax assets	8,703	5,236
Assets held for sale	-	8,686
Prepaid expenses and other current assets	29,330	33,098
Total current assets	207,354	257,610
Property and equipment, net	10,277	9,305
Goodwill	597,605	597,395
Intangible assets, net	508,569	540,826
Deferred tax assets	394	3,072
Other assets	25,205	22,358
Total assets	$1,349,404	$1,430,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$17,948	$2,384
Accounts payable	6,219	10,997
Accrued compensation	9,098	23,861
Accrued expenses	42,329	40,121
Deferred tax liabilities	21,877	4,176
Liabilities held for sale	-	4,940
Deferred revenue	214,087	242,130
Total current liabilities	311,558	328,609

Long term debt	696,671	712,309
Deferred tax liabilities	29,872	54,489
Other long term liabilities	7,015	6,172
Total long-term liabilities	733,558	772,970
Commitments and contingencies (Note 11)
Shareholders' equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,270 shares issued at April 30, 2012 and January 31, 2012	534,513	534,513
Additional paid-in capital	325	325
Accumulated deficit	(245,933)	(219,237)
Accumulated other comprehensive income	15,383	13,386
Total stockholders' equity	304,288	328,987
Total liabilities and stockholders' equity	$1,349,404	$1,430,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011

Revenues	$89,304	$76,395
Cost of revenues	10,428	7,285
Cost of revenues - amortization of intangible assets	17,668	15,986
Gross profit	61,208	53,124
Operating expenses:
Research and development	13,987	12,954
Selling and marketing	33,357	27,132
General and administrative	8,977	8,068
Amortization of intangible assets	15,386	15,669
Acquisition related expenses	399	308
Merger and integration related expenses	2,305	-
Restructuring	467	-
Total operating expenses	74,878	64,131
Operating loss	(13,670)	(11,007)
Other (expense) income, net	(922)	(1,335)
Interest income	27	30
Interest expense	(16,561)	(14,914)
Loss before provision for income taxes	(31,126)	(27,226)
Benefit for income taxes	(5,085)	(4,795)
Net loss before discontinued operations	(26,041)	(22,431)
Loss from discontinued operations, net of an income tax benefit of $416	655	-
Net loss	$(26,696)	$(22,431)

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended April 30,
	2012	2011
Comprehensive loss:
Net loss	$(26,696)	$(22,431)
Other comprehensive income — Foreign currency adjustment, net of tax	1,996	8,177
Comprehensive loss	$(24,700)	$(14,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011
Cash flows from operating activities:
Net loss	$(26,696)	$(22,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,393	993
Amortization of intangible assets	33,054	31,655
Recovery of bad debts	-	(43)
Benefit for income taxes - non-cash	(6,979)	(6,187)
Non-cash interest expense	1,307	1,105
Loss on disposition of assets	152	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	87,850	67,595
Prepaid expenses and other current assets	5,256	72
Accounts payable	(8,388)	(1,489)
Accrued expenses, including long-term	(12,924)	(3,028)
Deferred revenue	(28,890)	(24,891)
Net cash provided by operating activities	45,135	43,351
Cash flows from investing activities:
Purchases of property and equipment	(2,565)	(907)
Proceeds on disposition of assets	96
Acquisition of 50 Lessons, net of cash received	-	(3,820)
Increase in restricted cash	(37)	(5)
Net cash used in investing activities	(2,506)	(4,732)
Cash flows from financing activities:
Capital contribution	-	325
Principal payments on Senior Credit Facilities	(225)	(4,605)
Net cash used in financing activities	(225)	(4,280)
Effect of exchange rate changes on cash and cash equivalents	225	865
Net increase in cash and cash equivalents	42,629	35,204
Cash and cash equivalents, beginning of period	28,908	35,199
Cash and cash equivalents, end of period	$71,537	$70,403

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2012 and the results of its operations and cash flows for three month period ended April 30, 2012. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as filed with the SEC on April 30, 2012. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2012 and January 31, 2012, the Company did not have any cash equivalents or available for sale investments.

At April 30, 2012 and January 31, 2012, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

The adoption of ASU 2009-13 in the first quarter of fiscal 2012 did not significantly impact the Company’s financial statements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for both the three months ended April 30, 2012 and April 30, 2011.

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

Stock options granted to date are subject to service-, performance- and market-based vesting conditions, based on the return received (or deemed received) by the equity sponsors on their initial equity investment in Luxco II and upon the occurrence of certain events, including a change in control of Luxco II. Options are priced at the fair market value on the date of grant, supported by a contemporaneous valuation of the ordinary shares of the Company using a combination of the discounted cash flow method and the guideline company method. Shares of Luxco II acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

Any share-based compensation recognized in relation to options granted under the 2010 Plan will be recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

No tax benefit was realized during the three month periods ended April 30, 2012 and April 30, 2011, as no stock options were exercised.

Share Options

A summary of stock option activity under the 2010 Plan for the three months ended April 30, 2012, is as follows:

Share Options	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2012	635,786	$100.00	$100.00	8.8
Granted	7,000	117.00	117.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, April 30, 2012	642,786	100.00 - 117.00	100.19	8.6
Exercisable, April 30, 2012	52,555	100.00	100.00	8.6
Vested and expected to vest, April 30, 2012	642,786	100.00 - 117.00	100.19	8.6

Service-Based Vesting Options

Grants of options which become exercisable based on service conditions vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of the grant date) provided the participant of the option plan is continuously employed by Luxco II or any of its subsidiaries, and vest immediately upon a change in control of Luxco II. The options expire 10 years from the date of grant. Service-based vesting options were valued on the date of grant using the Black-Scholes option-pricing model.

For the three months ended April 30, 2012 and 2011, no stock-based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by Luxco II for any shares of Luxco II acquired from the exercise of options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

Options with Performance and Market Conditions

Luxco II also granted options to purchase shares of Luxco II that vest based on the completion of a liquidity event that results in specified returns on the equity sponsors’ investment in Luxco II.  Such liquidity events would include, but not be limited to, an initial public offering of Luxco II, or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in Luxco II to one or more third independent parties. These options expire ten years from the date of grant.

The fair value of the options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the three month periods ending April 30, 2012 and 2011. In accordance with Topic 718, if a liquidity event occurs, Luxco II will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns

Total unrecognized expense associated with all stock options as of April 30, 2012 was $29.1 million.

(b)           Share Capital

As of April 30, 2012, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of April 30, 2012 and January 31, 2012, 534,513,270 ordinary shares were issued and outstanding.

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

 (a) 50 Lessons Limited

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

The acquisition resulted in an allocation of the purchase price to goodwill and identified tangible and intangible assets. Intangible assets consist of internally developed software, which is mainly comprised of learning content, customer contracts and relationships and the 50 Lessons tradename. Values and useful lives assigned to intangible assets will be based on estimated value and use of these assets by a market participant. The Company has concluded that the acquisition of 50 Lessons does not represent a material business combination and therefore no pro forma financial information has been provided herein.

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

(b)	Element K

On October 14, 2011, SkillSoft Corporation and SkillSoft Ireland Limited (the "Buyers"), indirect subsidiaries of SSI II, entered into a purchase agreement (the "Purchase Agreement"), dated as of October 14, 2011, among the Buyers, NIIT Ventures, Inc. ("NIIT Ventures") and NIIT (USA), Inc., subsidiaries of NIIT Limited, to acquire the Element K business (“Element K”) from NIIT Ventures for approximately $109.7 million in cash. The combined entity offers a more robust multi-modal solution that includes online courses, simulations, digitized books and an on-line video library as well as complementary learning technologies. The acquisition supports SkillSoft’s mission to deliver comprehensive and high quality learning solutions and positions the Company to serve the demands of this highly competitive and growing marketplace.

The acquisition of Element K was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the results of Element K have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase agreement provides for an adjustment to the purchase price for changes in working capital. During the three month period ended April 30, 2012, goodwill was adjusted by $0.7 million to reflect the final purchase price.

The cash purchase price of $109.7 million was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$20,016
Property and equipment	2,605
Goodwill	38,719
Amortizable intangible assets	81,570
Current liabilities	(24,933)
Deferred revenue	(8,304)
Total	$109,673

The estimated fair values assigned to goodwill and uncertain tax positions are considered preliminary and subject to adjustment primarily based upon additional information the Company is awaiting related to tax positions taken by Element K.

The acquisition of Element K resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $38.7 million and $81.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Non-compete agreement	$4,070	5 years
Trademark/tradename	440	5 years
Courseware	12,950	3 years
Proprietary delivery and development software	3,290	18 months
Customer relationships	48,140	8 years
Backlog	12,680	4 years
Total	$81,570

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The trademark/tradename and customer relationships were valued using the income approach and the proprietary developed software and courseware was valued using the cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of Element K resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to reach critical mass and shorten its timeframe to achieve its long term operating profitability objectives through incremental scalability and significant cost synergies. Goodwill is deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the acquisition of Element K including deferred revenue that was ascribed a fair value of $8.3 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of Element K's deferred revenue by $18.3 million. Approximately $2.3 million of acquired Element K deferred revenue remained unamortized at April 30, 2012.

The Company incurred acquisition related expenses which primarily consisted of transaction fees, legal, accounting and other professional services which are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

SUPPLEMENTAL PRO-FORMA INFORMATION

The Company concluded that the acquisition of Element K represents a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and Element K for the three months ended April 30, 2011, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of Element K, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

Three Months Ended
April 30, 2011
Revenue	$99,396
Net loss	(26,988)

The Company had no significant non-recurring pro-forma adjustments impacting the three months ended April 30, 2011.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Element K occurred as of February 1, 2010.

7. RESTRUCTURING

In connection with the acquisition of Element K, the Company’s management approved and initiated plans to integrate Element K into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded a $0.5 million restructuring charge during the three months ended April 30, 2012, which is included in the statement of operations as restructuring. Substantially all of this charge represents the loss incurred on a sublease agreement which was executed during the three months ended April 30, 2012.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring accrual as of January 31, 2012	$1,213	$-	$1,213
Restructuring charges incurred	41	426	467
Payments made	(884)	(6)	(890)
Restructuring accrual as of April 30, 2012	$370	$420	$790

8. DISCONTINUED OPERATIONS

Following the Element K acquisition, the Company decided to sell the Training Channel Enablement (“TCE”) business acquired as part of the Element K acquisition because the Company does not believe this business is consistent with the Company’s strategy and profit model. As a result, the assets and liabilities of TCE were classified as held for sale at January 31, 2012.

On March 21, 2012, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to Logical Operations Inc. (“Logical Operations”) certain TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012. The Company also entered into a transitional services agreement with Logical Operations.  It is expected the services provided under this agreement will be completed within a year and the cash flows from the agreement are not expected to be significant.

When TCE was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. The assets held for sale included allocated goodwill of $5.1 million. The business was sold for $8.1 million, payable in installments as outlined in the agreement. There was no gain or loss recognized on the sale.

The Company has accounted for TCE as discontinued operations. The results for all periods presented since the acquisition are included in the financial statements as discontinued operations. The components of discontinued operations are as follows (in thousands):

Statement of operations:	Three Months Ended April 30, 2012
Revenue from discontinued operations	$5,023

Loss from discontinued operations before income taxes	(1,071)
Benefit of income taxes	416
Loss from discontinued operations	$(655)

9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

		April 30, 2012			January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$265,278	127,820	137,458	265,278	110,098	155,180
Customer contracts/ relationships	275,099	69,755	205,344	274,002	58,693	215,309
Non-compete agreement	4,070	441	3,629	4,070	237	3,833
Trademarks and trade names	15,220	3,992	11,228	15,220	3,507	11,713
Backlog	57,780	36,770	21,010	57,780	32,889	24,891
SkillSoft trademark	129,900	-	129,900	129,900	-	129,900
	$747,347	$238,778	$508,569	$746,250	$205,424	$540,826

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$89,304
2014	103,976
2015	73,773
2016	37,645
2017	24,469
2018	19,137
2019	15,429
2020	12,422
2021	2,514
Total	$378,669

In connection with the Acquisition, the Company concluded that its “SkillSoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the SkillSoft name.

The change in goodwill at April 30, 2012 from the amount recorded at January 31, 2012 is as follows:

Gross carrying amount of goodwill, January 31, 2012	$597,395
Change in fair value assessment of Element K	(1,164)
Foreign currency translation adjustment	1,374
Gross carrying amount of goodwill, April 30, 2012	$597,605

The Company will be conducting its annual impairment test of goodwill for fiscal 2013 in the fourth quarter. There were no indicators of impairment in the first quarter of fiscal 2013.

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries.  Each subsidiary is taxed based on the laws of the jurisdictions in which it operates.

The Company has significant net operating loss (NOL) carryforwards mainly in Ireland and the United States. Some of the U.S. NOLs are subject to potential limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

For the three months ended April 30, 2012, the Company recorded an income tax benefit of $5.1 million. The Company's effective tax rate for the three months ended April 30, 2012 was 16.3%. The tax benefit for the three months ended April 30, 2012 consists of a cash tax provision of $1.5 million and a non-cash tax benefit of $6.6 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $8.8 million at April 30, 2012, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2012, the Company had $0.8 million of accrued interest and penalties related to uncertain tax positions.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as Ireland, the United States, the United Kingdom, Germany, Australia and Canada. With few exceptions, the Company is no longer subject to any national level income tax examinations for years before fiscal 2007.

During fiscal year 2012, the Company was notified by the U.S. Internal Revenue Service (“IRS”) that its U.S. federal income tax return for the tax years ended January 31, 2010 and 2011 had been selected for examination.

11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company's defense and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is presently not a party to any material legal proceedings.

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

The Company has entered into service level agreements with some of its hosted application customers warranting certain levels of uptime reliability and such agreements permit those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels for an agreed upon period of time.

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company is currently evaluating existing contracts as a result of the continued Element K integration efforts.  If the Company renegotiates or terminates certain contracts, the timing of payments for a portion of the contractual obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as filed with the SEC on April 30, 2012 and the related recognition for accounting purposes may be accelerated as a result.

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Revenue:
United States	$70,429	$58,897
United Kingdom	8,768	7,897
Canada	5,221	4,231
Europe, excluding United Kingdom	4,105	4,193
Australia/New Zealand	3,957	4,460
Other	2,304	2,032
Purchase accounting adjustments	(5,480)	(5,315)
Total revenue	$89,304	$76,395

Long-lived tangible assets at international locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
Professional fees	$3,565	$3,391
Sales tax payable/VAT payable	2,399	7,050
Accrued royalties	4,216	3,953
Accrued tax	1,596	1,933
Interest payable	16,729	8,182
Other accrued liabilities	13,824	15,612
Total accrued expenses	$42,329	$40,121

14. OTHER ASSETS

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	April 30, 2012	January 31, 2012
Debt financing cost – long term (See Note 16)	$19,501	$20,641
Other	1,665	1,717
Note receivable	4,039	-
Total other assets	$25,205	$22,358

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	April 30, 2012	January 31, 2012
Uncertain tax positions; including interest and penalties – long term	$4,434	$4,122
Unfavorable lease commitments assumed in the acquisition of Element K	1,090	1,148
Other	1,491	902
Total other long-term liabilities	$7,015	$6,172

16. CREDIT FACILITIES AND DEBT

SENIOR CREDIT FACILITIES

The Company has Senior Credit Facilities with certain lenders (the "Lenders") providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of April 30, 2012, there were no amounts outstanding under the revolving credit facility.

Availability of the revolving credit facility is subject to the absence of any default under the Senior Credit Facilities, compliance with the financial covenant in certain circumstances and the accuracy in all material respect of certain representations and warranties. The revolving credit facility, including the letter of credit and swingline subfacilities, terminate on May 26, 2015, at which time all outstanding borrowings under the revolving credit facility are due. The applicable margin percentage for the revolving credit facility is 3.50% per annum for base rate loans and 4.5% per annum for LIBOR rate loans.

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of April 30, 2012, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On March 31, 2012, the Company elected its interest calculation to be based on adjusted LIBOR.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At April 30, 2012, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At April 30, 2012, the Company was in compliance with these covenants.

In connection with the Senior Credit Facilities, the Company incurred debt financing costs of $18.6 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the three months ended April 30, 2012 and April 30, 2011, the Company paid approximately $5.2 million and $5.3 million in interest, respectively. During both the three months ended April 30, 2012 and April 30, 2011 the Company recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs. As of April 30, 2012, total unamortized debt financing costs of $2.7 and $10.6 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

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

In connection with the Incremental Amendment, the Company incurred debt financing costs of $2.3 million and provided a $2.25 million original issue discount to the Tranche C Term Loan lenders. The Company paid approximately $1.5 million in interest during the three months ended April 30, 2012. The Company capitalized debt financing costs as assets and recorded the original issue discount as a reduction to the carrying value of the Tranche C Term loans. Deferred financing costs and the original issue discount are being amortized to interest expense over the term of the loans. During the three months ended April 30, 2012, the Company recorded $0.2 million of amortized interest expense related to the capitalized debt financing costs and original issue discount.

Future scheduled minimum payments including estimated mandatory prepayments under this credit facility are as follows (in thousands):

Fiscal 2013	$2,571
Fiscal 2014	15,788
Fiscal 2015	-
Fiscal 2016	-
Fiscal 2017	812
Fiscal 2018	389,160
Total	$408,331

SENIOR NOTES

On May 26, 2010, senior notes ("senior notes") were issued under an indenture among the Company, as issuer, SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II; as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors in an aggregate principal amount of $310.0 million. The senior notes mature on June 1, 2018. Interest is payable semiannually (at 11.125% per annum) in cash to holders of senior notes of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date, on June 1 and December 1 of each year, commencing December 1, 2010. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2012 and April 30, 2012. This call feature will be marked to market over the period it is active.

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

The indenture governing the senior notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At April 30, 2012, the Company was in compliance with these covenants.

In connection with the issuance of the senior notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During both the three months ended April 30, 2012 and April 30, 2011, the Company recorded $0.4 million of amortized interest expense related to the capitalized debt financing costs and original issue discount. As of April 30, 2012, total unamortized debt financing costs of $1.5 and $7.3 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively based on scheduled future amortization.

On October 8, 2010, the Company filed a Registration Statement on Form S-4 (which became effective on November 22, 2010) for an exchange offer relating to its senior notes. The Company completed its exchange offer on December 29, 2010.

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. The Company adopted Update No. 2011-04 in the quarter ending April 30, 2012, and it did not have a significant impact on the future results of operations or financial position.

In May 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. ASU 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. The Company adopted Update No. 2011-05 for the quarter ending April 30, 2012, and it did not have a significant impact on the future results of operations or financial position.

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of April 30, 2012. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of April 30, 2012 approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of April 30, 2012 were as follows:

	April 30, 2012
	Current Value	Fair Value
Senior Notes	$310,000	$344,100

The fair value of the Senior Notes is determined by the trading price on April 30, 2012, representing a Type 1 valuation.

19. GUARANTORS

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 16. The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of SkillSoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Credit Facilities, described in Note 16.

The following condensed consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidated Balance Sheets as of April 30, 2012 and January 31, 2012 and the Condensed Consolidated Statements of Operations and Statements of Cash Flows for the three months ended April 30, 2012 and April 30, 2011, of the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

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

CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24	$49,814	$21,699	$-	$71,537
Restricted cash	-	6	139	-	145
Accounts receivable, net	-	76,344	21,295	-	97,639
Intercompany receivables	-	377,299	-	(377,299)	-
Deferred tax assets	-	8,561	142	-	8,703
Prepaid expenses and other current assets	1,541	24,781	2,770	238	29,330
Total current assets	1,565	536,805	46,045	(377,061)	207,354
Property and equipment, net	-	10,275	2	-	10,277
Goodwill	-	571,656	25,949	-	597,605
Acquired intangible assets, net	-	489,681	18,888	-	508,569
Investment in subsidiaries	985,166	1,244,723	4,167	(2,234,056)	-
Investment in, and advances to, nonconsolidated affiliates	-	238	-	(238)	-
Deferred tax assets	-	343	51	-	394
Other assets	7,276	17,172	757	-	25,205
Total assets	$994,007	$2,870,893	$95,859	$(2,611,355)	$1,349,404
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$-	$17,948	$-	$-	$17,948
Accounts payable	5	6,098	116	-	6,219
Accrued compensation	-	8,368	730	-	9,098
Accrued expenses	14,403	24,983	2,943	-	42,329
Intercompany payable	366,998	829,456	50,288	(1,246,742)	-
Other liabilities	-	-	400	(400)
Deferred tax liabilities	-	21,877	-	-	21,877
Deferred revenue	-	184,183	29,904	-	214,087
Total current liabilities	381,406	1,092,913	84,381	(1,247,142)	311,558
Long term debt	308,313	388,358	-	-	696,671
Deferred tax liabilities	-	26,062	3,810	-	29,872
Other long term liabilities	-	5,665	1,350	-	7,015
Total long-term liabilities	308,313	420,085	5,160	-	733,558
Total stockholders' equity	304,288	1,357,895	6,318	(1,364,213)	304,288
Total liabilities and stockholders' equity	$994,007	$2,870,893	$95,859	$(2,611,355)	$1,349,404

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2012
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27	$18,707	$10,174	$-	$28,908
Restricted cash	-	6	102	-	108
Accounts receivable, net	-	153,849	27,725	-	181,574
Intercompany receivables	-	367,390	-	(367,390)	-
Deferred tax assets	-	5,112	124	-	5,236
Assets held for sale	-	8,430	256	-	8,686
Prepaid expenses and other current assets	1,462	28,018	3,412	206	33,098
Total current assets	1,489	581,512	41,793	(367,184)	257,610
Property and equipment, net	-	8,876	429	-	9,305
Goodwill	-	571,237	26,158	-	597,395
Intangible assets, net	-	520,778	20,048	-	540,826
Investment in subsidiaries	1,000,489	1,246,231	4,166	(2,250,886)	-
Investment in, and advances to, nonconsolidated affiliates	-	206	-	(206)	-
Deferred tax assets	-	3,032	40	-	3,072
Other assets	7,638	13,892	828	-	22,358
Total assets	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long term debt	$-	$2,384	$-	$-	$2,384
Accounts payable	-	10,868	129	-	10,997
Accrued expenses	5,791	29,654	5,077	(401)	40,121
Accrued compensation	-	20,902	2,959	-	23,861
Intercompany payable	366,572	840,832	40,198	(1,247,602)	-
Deferred tax liabilities	-	4,176	-	-	4,176
Liabilities held for sale	-	4,931	9	-	4,940
Deferred revenue	-	210,861	31,269	-	242,130
Total current liabilities	372,363	1,124,608	79,641	(1,248,003)	328,609
Long term debt	308,266	404,043	-	-	712,309
Deferred tax liabilities	-	50,410	4,079	-	54,489
Other long term liabilities	-	4,796	1,376	-	6,172
Total long-term liabilities	308,266	459,249	5,455	-	772,970
Total stockholders' equity	328,987	1,361,907	8,366	(1,370,273)	328,987
Total liabilities and stockholders' equity	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$85,442	$10,548	$(6,686)	$89,304
Cost of revenues	-	10,424	6,690	(6,686)	10,428
Cost of revenue - amortization of intangible assets	-	17,668	-	-	17,668
Gross profit	-	57,350	3,858	-	61,208
Operating expenses:
Research and development	-	13,647	340	-	13,987
Selling and marketing	-	29,762	3,595	-	33,357
General and administrative	43	8,220	714	-	8,977
Amortization of intangible assets	-	14,369	1,017	-	15,386
Acquisition related expenses	-	380	19	-	399
Merger and integration related expenses	-	2,304	1	-	2,305
Restructuring	-	497	(30)	-	467
Total operating expenses	43	69,179	5,656	-	74,878
Operating loss	(43)	(11,829)	(1,798)	-	(13,670)
Other income (expense), net	1	10,003	(158)	(10,768)	(922)
Interest income	-	10	17	-	27
Interest expense	(9,335)	(7,235)	9	-	(16,561)
Loss before benefit of income taxes	(9,377)	(9,051)	(1,930)	(10,768)	(31,126)
Equity in (losses) earnings of subsidiaries before taxes	(22,404)	(1,621)	-	24,025	-
Benefit of income taxes	(5,085)	(5,084)	(1)	5,085	(5,085)
(Loss) income from continuing operations	$(26,696)	$(5,588)	$(1,929)	$8,172	$(26,041)
Income from discontinued operations, net of income taxes of $416	-	963	(308)	-	655
Net (loss) income	$(26,696)	$(6,551)	$(1,621)	$8,172	$(26,696)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$72,261	$10,453	$(6,319)	$76,395
Cost of revenues	-	7,282	6,322	(6,319)	7,285
Cost of revenue - amortization of intangible assets	-	15,986	-	-	15,986
Gross profit	-	48,993	4,131	-	53,124
Operating expenses:
Research and development	-	12,954	-	-	12,954
Selling and marketing	-	24,340	2,792	-	27,132
General and administrative	69	7,822	177	-	8,068
Amortization of intangible assets	-	14,648	1,021	-	15,669
Acquisition related expenses	-	302	6	-	308
Merger and integration related expenses	-	-	-	-	-
Restructuring	-	-	-	-	-
Total operating expenses	69	60,066	3,996	-	64,131
Operating loss	(69)	(11,073)	135	-	(11,007)
Other income (expense), net	-	10,545	(1,112)	(10,768)	(1,335)
Interest income	-	20	10	-	30
Interest expense	(9,030)	(5,884)	-	-	(14,914)
Loss before benefit of income taxes	(9,099)	(6,392)	(967)	(10,768)	(27,226)
Equity in (losses) earnings of subsidiaries before taxes	(18,127)	(757)	-	18,884	-
(Benefit) provision of income taxes	(4,795)	(4,585)	(210)	4,795	(4,795)
Net (loss) income	$(22,431)	$(2,564)	$(757)	$3,321	$(22,431)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED APRIL 30, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(26,696)	$(6,551)	$(1,621)	$8,172	$(26,696)
Other comprehensive income (loss) — Foreign currency adjustment	-	2,427	(431)	-	1,996
Comprehensive (loss) income	$(26,696)	$(4,124)	$(2,052)	$8,172	$(24,700)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED APRIL 30, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(22,431)	$(2,564)	$(757)	$3,321	$(22,431)
Other comprehensive income — Foreign currency adjustment	-	4,197	3,980	-	8,177
Comprehensive (loss) income	$(22,431)	$1,633	$3,223	$3,321	$(14,254)

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	SSI II
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(429)	$54,916	$1,416	$(10,768)	$45,135
Cash flows from investing activities:
Purchases of property and equipment	-	(2,565)	-	-	(2,565)
Proceeds on disposition of assets	-	-	96	-	96
Increase in restricted cash, net	-	-	(37)	-	(37)
Net cash provided by (used in) investing activities	-	(2,565)	59	-	(2,506)
Cash flows from financing activities:
Proceeds from payments (on) intercompany loans	426	(21,208)	9,996	10,786	-
Principal payments on Senior Credit Facilities	-	(225)	-	-	(225)
Net cash provided by (used in) financing activities	426	(21,433)	9,996	10,786	(225)
Effect of exchange rate changes on cash and cash equivalents	-	189	54	(18)	225
Net (decrease) increase in cash and cash equivalents	(3)	31,107	11,525	-	42,629
Cash & cash equivalents, at beginning of period	27	18,707	10,174	-	28,908
Cash & cash equivalents, at end of period	$24	$49,814	$21,699	$-	$71,537

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	SSI II
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(108)	$52,499	$1,728	$(10,768)	$43,351
Cash flows from investing activities:
Purchases of property and equipment	-	(904)	(3)	-	(907)
Acquisition of 50 Lessons, net of cash acquired	-	(3,820)	-	-	(3,820)
Increase in restricted cash, net	-	-	(5)	-	(5)
Net cash provided by (used in) investing activities	-	(4,724)	(8)	-	(4,732)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	-	-	-	-
Proceeds from capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	18	(6,403)	(4,383)	10,768	-
Proceeds from issuance of ordinary shares	-	-	-	-	-
Proceeds from issuance of Senior Credit Facilities, net of fees	-	-	-	-	-
Proceeds from issuance of Senior Notes, net of fees	-	-	-	-	-
Principal payments on Senior Credit Facilities	-	(4,605)	-	-	(4,605)
Net cash provided by (used in) financing activities	343	(11,008)	(4,383)	10,768	(4,280)
Effect of exchange rate changes on cash and cash equivalents	-	10	855	-	865
Net increase (decrease) in cash and cash equivalents	235	36,777	(1,808)	-	35,204
Cash & cash equivalents, at beginning of period	3	19,719	15,477	-	35,199
Cash & cash equivalents, at end of period	$238	$56,496	$13,669	$-	$70,403

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may make forward-looking statements relating to, among other things, such matters as anticipated financial performance, business outlook and prospects, strategy, plans, regulatory, market and industry trends, expected levels of liquidity over the next 12 months and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

OVERVIEW

We are an indirect parent of SkillSoft Limited, a leading SaaS provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft enables organizations to maximize their performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs were incurred during the three month period ended April 30, 2012 that met the requirements for capitalization.

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

Merger and integration related expenses primarily consist of salaries paid to Element K employees for transitional work assignments, facility costs for leased space only expected to be utilized for a short term during the transition period and consulting costs related to various Element K activities. These costs are being incurred to support systems and process integration activities.

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

BUSINESS OUTLOOK

In the three months ended April 30, 2012, we generated revenue of $89.3 million as compared to $76.4 million in the three months ended April 30, 2011. We reported a net loss in the three months ended April 30, 2012 of $26.7 million as compared to $22.4 million in the three months ended April 30, 2011.

The net loss in the three month periods ended April 30, 2012 and April 30, 2011 were primarily driven by the activities resulting from, and related to, the Acquisition and the acquisition of Element K. The significant components related to the Acquisition and the acquisition of Element K includes the following as of April 30, 2012 and April 30, 2011 (amounts in millions):

	Three Months Ended	Three Months Ended
	April 30, 2012	April 30, 2011
Current period impact to reductions to deferred revenue in purchase accounting	$5.5	$5.3
Amortization of intangible assets related to content and technology	17.7	16.0
Current period impact to reductions to prepaid commissions in purchase accounting	(0.5)	(0.5)
Amortization of intangible assets	15.4	15.7
Acquisition related expenses	0.4	0.3
Merger and integration related expenses	4.1	-
Restructuring	0.5	-
Loss from discontinued operations	0.7	-
Interest expense from borrowings	16.6	14.9
Subtotal of acquisition and acquisition related activities	$60.4	$51.7

We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter sales cycles that include the impact of additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles with new customers and to a lesser extent with our existing and renewing customers. Despite these challenges, our core business continues to perform generally within our expectations. In response to the cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

During the first quarter and continuing through fiscal 2013, we will continue to focus on revenue generation primarily by:

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

CRITICAL ACCOUNTING POLICIES

We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and requires application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on April 30, 2012. The policies set forth in our Form 10-K have not changed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2012 VERSUS THREE MONTHS ENDED APRIL 30, 2011

Revenue

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Revenue:
United States	$70,429	$58,897	$11,532	20%
International	24,355	22,813	1,542	7%
Fair value adjustments to deferred revenue	(5,480)	(5,315)	(165)	3%
Total	$89,304	$76,395	$12,909	17%

The increase in total revenue for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily the result of additional revenue we realized as a result of the acquisition of Element K of approximately $11.1 million. In addition, we increased domestic and international revenue primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of the fiscal year as compared to the same period in the prior period.

Costs and Expenses

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Cost of revenue	$10,428	$7,285	$3,143	43%
As a percentage of revenue	12%	10%
Cost of revenue – amortization of intangible assets	17,668	15,986	1,682	11%
As a percentage of revenue	20%	21%

The increase in cost of revenue for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily due to a $2.1 million increase in cost of sales attributed to consulting fees, headcount and hosting expenses related to the Element K acquisition. In addition, we incurred incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition and Element K acquisition).

The increase in cost of revenue - amortization of intangible assets for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily due to the amortization of intangible assets acquired in the acquisition of Element K.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Research and development	$13,987	$12,954	$1,033	8%
As a percentage of revenue	16%	17%

The increase in research and development expense for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily due to increased compensation and benefits expense of $1.4 million. This was partially offset by a reduction in outsourced software and content development costs of $0.7 million.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Selling and marketing	$33,357	$27,132	$6,225	23%
As a percentage of revenue	37%	36%

The increase in selling and marketing expense for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily due to increased compensation and benefits expense of $2.8 million as a result of an increase in headcount (of which approximately $1.9 million is as a result of the Element K acquisition) and an increase in commission expense of $1.2 million (of which approximately $0.5 million is as a result of the Element K acquisition). The increase in headcount also contributed to an increase in travel and office expenses of $0.3 million. We incurred incremental consulting fees of $0.6 million and increased marketing costs of $0.5 million to support our sales growth initiatives. In addition, we incurred an increase in facility related charges of $0.3 million primarily as a result of the leased space assumed with the Element K acquisition.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
General and administrative	$8,977	$8,068	$909	11%
As a percentage of revenue	10%	11%

The increase in general and administrative expense for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily due to a $0.6 million increase related to administrative costs associated with the Element K acquisition. In addition, we incurred an increase in sales and use tax of $0.5 million.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Amortization of intangible assets	$15,386	$15,669	$(283)	(2%)
As a percentage of revenue	17%	21%
Acquisition related expenses	399	308	91	30%
As a percentage of revenue	0%	0%
Merger and integration related expenses	2,305	-	2,305	*
As a percentage of revenue	3%	0%
Restructuring	467	-	467	*
As a percentage of revenue	1%	0%
____________

*           Not meaningful

The decrease in amortization of intangible assets for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily due to the timing of the expected utilization of intangible assets which resulted from the Acquisition. This was partially offset by amortization incurred from the intangible assets related to the Element K acquisition.

In the three months ended April 30, 2012, we incurred approximately $2.3 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. Included in these costs are salary and benefits for Element K employees conducting transition activities, consulting fees associated with the Element K acquisition and transitional systems and process integration activities. In the near future we also expect to incur contract termination costs as we continue to integrate Element K’s operations into ours. We expect these integration efforts to be materially completed during fiscal 2013.

In the three months ended April 30, 2012, we initiated a plan to consolidate and reorganize the space utilized in our Rochester facility. This consolidation of utilized space is a result of the workforce reduction plan we executed in fiscal 2012 related to the acquisition of Element K. We accrued $0.5 million in accrued expense and other long term liabilities on our Consolidated Balance Sheets representing the loss incurred on a sublease with a new tenant which was executed in the first quarter for a portion of the space in the Rochester facility.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Other (expense) income, net	$(922)	$(1,335)	$413	(31%)
As a percentage of revenue	(1%)	(2%)
Interest income	27	$30	(3)	(10%)
As a percentage of revenue	0%	0%
Interest expense	(16,561)	(14,914)	(1,647)	11%
As a percentage of revenue	(19%)	(20%)

The decrease in other (expense), net for the three months ended April 30, 2012 versus the three months ended April 30, 2011 was primarily due to foreign currency fluctuations.

The increase in interest expense for the three months ended April 30, 2012 as compared to the three months ended April 30, 2011 was primarily due to incremental interest expense on borrowings related to the acquisition of Element K.

Provision for Income Taxes

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Benefit for income taxes	$(5,085)	$(4,795)	$(290)	6%
As a percentage of revenue	(6%)	(6%)
____________

*           Not meaningful

For the three months ended April 30, 2012 and the three months ended April 30, 2011, our effective tax rates from continuing operations were 16.3% and 17.6%, respectively. The tax benefit recorded for the three months ended April 30, 2012 is primarily attributable to the loss from operations. For the three months ended April 30, 2012 and the three months ended April 30, 2011, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of non-deductible interest expense incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2012, our principal source of liquidity was our cash and cash equivalents, which totaled $71.5 million as compared to $28.9 million at January 31, 2012. In addition, we have $40 million available to borrow under the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $45.1 million for the three months ended April 30, 2012 was primarily due to cash collections accounts receivable, net of billings, of $87.9 million during the period. The movement in accounts receivable is primarily a result of the seasonality of our operations, with the third and fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable, and this compares to a decrease in accounts receivable of $67.6 million for the three months ended April 30, 2011. The change period over period is primarily due to the impact of the Element K acquisition on three months ended April 30, 2012 as well as the timing of collections. Net cash provided by operating activities also includes our net loss of $26.7 million, which reflects the impact of non-cash expenses for depreciation and amortization of $34.4 million, non-cash interest expense of $1.3 million, a non-cash tax benefit of $7.0 million. In addition, we had decreases in deferred revenue of $28.9 million and accrued expense of $12.9 million. These decreases are the result of the seasonality of our operations and the decrease in deferred revenues was further impacted by the effects of purchase accounting as a result of the Acquisition.

Net cash used in investing activities was $2.5 million for the three months ended April 30, 2012, which includes purchases of property and equipment of $2.6 million.

Net cash used in financing activities was $0.2 million for the three months ended April 30, 2012, which related to principal payments on our debt of $0.2 million.

We had a working capital deficit of approximately $104.2 million as of April 30, 2012 as compared to working capital deficit of approximately $71.0 million as of January 31, 2012. The increase in working capital deficit was primarily due to having $17.9 million classified as current maturities on long term debt as of April 30, 2012 as compared to $2.4 million as of January 31, 2012, which was due to the estimated repayment of the Senior Credit Facilities on outstanding borrowings. In addition, we had $21.9 million classified as a short term deferred tax liability as of April 30, 2012 as compared to $4.2 million as of January 31, 2012, which was primarily due to the timing of the expected utilization of deferred tax liabilities. We also made purchases of property and equipment of $2.6 million.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 5 years and Senior Notes due in 6 years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through fiscal 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at April 30, 2012 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3– 5 Years	More Than 5 Years
Debt obligations	$718,331	$18,359	$-	$1,849	$698,123
Contractual minimums	26,508	6,217	12,417	7,874	-
Operating lease obligations	12,410	4,471	4,262	2,784	893
Total obligations	$757,249	$29,047	$16,679	$12,507	$699,016

We do not have any contingent consideration related to the Acquisition or the acquisition of Element K, nor do we have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

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

As a result of the Acquisition and the acquisition of Element K, we are highly leveraged. As of April 30, 2012, we have outstanding $718.3 million in aggregate indebtedness (which resulted in net proceeds of $688.3 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40 million of borrowing capacity available under our revolving credit facility. As of April 30, 2012, the revolving credit line facility was undrawn. Interest expense for the three months ended April 30, 2012 was $16.6 million.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2012, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the three month periods ended April 30, 2012 and 2011, we incurred foreign currency exchange losses of $(0.8) million and $(1.3) million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. — LEGAL PROCEEDINGS

From time to time, we may be party to or may be threatened with litigation in the ordinary course of business, but we are not currently a party to any pending or ongoing legal proceedings responsive to this item number. See Note 7(b) to our Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as filed with the SEC on April 30, 2012, for more information regarding certain legal proceedings to which we are a party.

ITEM 1A. – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as filed with the SEC on April 30, 2012, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. — Mine Safety Disclosures

Not applicable

ITEM 5. — OTHER INFORMATION

None.

ITEM 6. — EXHIBITS

See the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSI INVESTMENTS II LIMITED

Date: June 14, 2012	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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