Form 10-Q
period 2012-07-31
SSI Investments II Ltd
filed 2012-09-06
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012
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
FOR THE QUARTER ENDED JULY 31, 2012

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	July 31, 2012	January 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,305	$28,908
Restricted cash	138	108
Accounts receivable, net	88,136	181,574
Deferred tax assets	8,134	5,236
Assets held for sale	-	8,686
Prepaid expenses and other current assets	28,026	33,098
Total current assets	177,739	257,610
Property and equipment, net	10,364	9,305
Goodwill	595,748	597,395
Intangible assets, net	476,959	540,826
Deferred tax assets	1,213	3,072
Other assets	23,910	22,358
Total assets	$1,285,933	$1,430,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$16,600	$2,384
Accounts payable	4,589	10,997
Accrued compensation	10,612	23,861
Accrued expenses	31,327	40,121
Deferred tax liabilities	20,023	4,176
Liabilities held for sale	-	4,940
Deferred revenue	189,795	242,130
Total current liabilities	272,946	328,609

Long term debt	697,666	712,309
Deferred tax liabilities	27,709	54,489
Other long term liabilities	7,027	6,172
Total long-term liabilities	732,402	772,970
Commitments and contingencies (Note 11)
Shareholders' equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,270 shares issued at July 31, 2012 and January 31, 2012	534,513	534,513
Additional paid-in capital	325	325
Accumulated deficit	(266,054)	(219,237)
Accumulated other comprehensive income	11,801	13,386
Total stockholders' equity	280,585	328,987
Total liabilities and stockholders' equity	$1,285,933	$1,430,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues	$93,755	$80,241	$183,059	$156,636
Cost of revenues	8,718	7,551	19,146	14,836
Cost of revenues - amortization of intangible assets	14,866	15,986	32,534	31,972
Gross profit	70,171	56,704	131,379	109,828
Operating expenses:
Research and development	12,849	13,114	26,836	26,068
Selling and marketing	33,486	29,428	66,843	56,560
General and administrative	8,459	7,708	17,436	15,776
Amortization of intangible assets	15,320	15,717	30,706	31,386
Acquisition related expenses	-	551	399	859
Merger and integration related expenses	6,413	-	8,718	-
Restructuring	15	-	482	-
Total operating expenses	76,542	66,518	151,420	130,649
Operating loss	(6,371)	(9,814)	(20,041)	(20,821)
Other (expense) income, net	(25)	(319)	(947)	(1,654)
Interest income	13	41	40	71
Interest expense	(16,707)	(15,022)	(33,268)	(29,936)
Loss before benefit for income taxes	(23,090)	(25,114)	(54,216)	(52,340)
Benefit for income taxes	(2,851)	(4,088)	(7,936)	(8,883)
Net loss before discontinued operations	$(20,239)	$(21,026)	$(46,280)	$(43,457)
(Income) loss from discontinued operations, net of an income tax (provision) benefit of $(58) and $358 for the three and six months ended July 31, 2012	(118)	-	537	-
Net loss	$(20,121)	$(21,026)	$(46,817)	$(43,457)

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED, IN THOUSANDS)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Comprehensive loss:
Net loss	$(20,121)	(21,026)	(46,817)	(43,457)
Other comprehensive income — Foreign currency adjustment, net of tax	(3,581)	(694)	(1,585)	7,484
Unrealized gains on available-for-sale securities	-	5	-	5
Comprehensive loss	$(23,702)	$(21,715)	$(48,402)	$(35,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	Six Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(46,817)	$(43,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,631	2,069
Amortization of intangible assets	63,240	63,358
Recovery of bad debts	20	(137)
Benefit for income taxes - non-cash	(10,537)	(10,883)
Non-cash interest expense	2,612	2,210
Loss on disposition of assets	152	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	96,093	81,133
Prepaid expenses and other current assets	6,585	82
Accounts payable	(10,092)	(666)
Accrued expenses, including long-term	(23,114)	(12,999)
Deferred revenue	(51,484)	(40,610)
Net cash provided by operating activities	29,289	40,100
Cash flows from investing activities:
Purchases of property and equipment	(3,900)	(2,315)
Purchases of investments	-	(9)
Proceeds on disposition of assets	96	-
Acquisition of 50 Lessons, net of cash received	-	(3,820)
Increase in restricted cash	(30)	(69)
Net cash used in investing activities	(3,834)	(6,213)
Cash flows from financing activities:
Capital contribution	-	325
Principal payments on Senior Credit Facilities	(731)	(4,605)
Net cash used in financing activities	(731)	(4,280)
Effect of exchange rate changes on cash and cash equivalents	(327)	1,085
Net increase in cash and cash equivalents	24,397	30,692
Cash and cash equivalents, beginning of period	28,908	35,199
Cash and cash equivalents, end of period	$53,305	$65,891

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2012 and the results of its operations and cash flows for three and six months ended July 31, 2012. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as filed with the SEC on April 30, 2012. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2012 and January 31, 2012, the Company did not have any cash equivalents or available for sale investments.

At July 31, 2012 and January 31, 2012, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for both the three and six months ended July 31, 2012 and July 31, 2011.

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

No tax benefit was realized during the three and six month periods ended July 31, 2012 and July 31, 2011, as no stock options were exercised.

Share Options

A summary of stock option activity under the 2010 Plan for the six months ended July 31, 2012, is as follows:

Share Options	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2012	635,786	100.00	100.00	8.8
Granted	9,384	117.00	117.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, July 31, 2012	645,170	100.00 - 117.00	100.25	8.3
Exercisable, July 31, 2012	105,375	100.00	100.00	8.3
Vested and expected to vest, July 31, 2012	645,170	100.00 - 117.00	100.25	8.3

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

For the three and six months ended July 31, 2012 and July 31, 2011, no stock-based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by Luxco II for any shares of Luxco II acquired from the exercise of options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

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

The fair value of the options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the three and six month periods ending July 31, 2012 and July 31, 2011. In accordance with Topic 718, if a liquidity event occurs, Luxco II will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns

Total unrecognized expense associated with all stock options as of July 31, 2012 was $29.2 million.

 (b)           Share Capital

As of July 31, 2012, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of July 31, 2012 and January 31, 2012, 534,513,270 ordinary shares were issued and outstanding.

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

The Purchase Agreement provides for an adjustment to the purchase price for changes in working capital. During the six month period ended July 31, 2012, goodwill was adjusted by $0.7 million to reflect the final purchase price.

The cash purchase price of $109.7 million was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$20,106
Property and equipment	2,605
Goodwill	38,960
Amortizable intangible assets	81,570
Current liabilities	(25,264)
Deferred revenue	(8,304)
Total	$109,673

The estimated fair values assigned to goodwill and uncertain tax positions are considered preliminary and subject to adjustment primarily based upon additional information the Company is awaiting related to tax positions taken by Element K.

The acquisition of Element K resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $39.0 million and $81.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

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

The Company assumed certain liabilities in the acquisition of Element K including deferred revenue that was ascribed a fair value of $8.3 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of Element K's deferred revenue by $18.3 million. Approximately $1.5 million of acquired Element K deferred revenue remained unamortized at July 31, 2012.

The Company incurred acquisition related expenses which primarily consisted of transaction fees, legal, accounting and other professional services which are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

SUPPLEMENTAL PRO-FORMA INFORMATION

The Company concluded that the acquisition of Element K represents a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and Element K for the three and six months ended July 31, 2011, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of Element K, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Three Months Ended	Six Months Ended
	July 31, 2011	July 31, 2011
Revenue	$103,409	$202,805
Net loss	25,509	52,497

The Company had no significant non-recurring pro-forma adjustments impacting the three and six months ended July 31, 2011.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Element K occurred as of February 1, 2010.

7. RESTRUCTURING

In connection with the acquisition of Element K, the Company’s management approved and initiated plans to integrate Element K into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded a $0.5 million restructuring charge during the six months ended July 31, 2012, which is included in the statement of operations as restructuring. Substantially all of this charge represents the loss incurred on a sublease agreement which was executed during the first quarter of fiscal 2013.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring accrual as of January 31, 2012	$1,213	$-	$1,213
Restructuring charges incurred	56	426	482
Payments made	(1,081)	(25)	(1,106)
Restructuring accrual as of July 31, 2012	$188	$401	$589

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

The Company has accounted for TCE as discontinued operations. The results for all periods presented since the Element K acquisition are included in the financial statements as discontinued operations. The components of discontinued operations are as follows (in thousands):

Statement of operations:	Three Months Ended July 31, 2012	Six Months Ended July 31, 2012
Revenue from discontinued operations	$215	$5,238

(Income) loss from discontinued operations before income taxes	(176)	895
Provision (benefit) of income taxes	58	(358)
(Income) loss from discontinued operations	$(118)	$537

9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	July 31, 2012			January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$265,278	142,742	122,536	265,278	110,098	155,180
Customer contracts/ relationships	273,131	79,905	193,226	274,002	58,693	215,309
Non-compete agreement	4,070	644	3,426	4,070	237	3,833
Trademarks and trade names	15,220	4,478	10,742	15,220	3,507	11,713
Backlog	57,780	40,651	17,129	57,780	32,889	24,891
Skillsoft trademark	129,900	-	129,900	129,900	-	129,900
	$745,379	$268,420	$476,959	$746,250	$205,424	$540,826

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$58,874
2014	103,695
2015	73,544
2016	37,455
2017	24,316
2018	19,013
2019	15,329
2020	12,341
2021	2,492
Total	$347,059

In connection with the Acquisition, the Company concluded that its “Skillsoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the Skillsoft name.

The change in goodwill at July 31, 2012 from the amount recorded at January 31, 2012 is as follows:

Gross carrying amount of goodwill, January 31, 2012	$597,395
Change in fair value assessment of Element K	(743)
Foreign currency translation adjustment	(904)
Gross carrying amount of goodwill, July 31, 2012	$595,748

The Company will be conducting its annual impairment test of goodwill for fiscal 2013 in the fourth quarter. There were no indicators of impairment in the second quarter of fiscal 2013.

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries.  Each subsidiary is taxed based on the laws of the jurisdictions in which it operates.

The Company has significant net operating loss (NOL) carryforwards mainly in Ireland and the United States. Some of the U.S. NOLs are subject to limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

For the three and six months ended July 31, 2012, the Company recorded an income tax benefit of $2.9 million and $7.9 million, respectively. The Company's effective tax rate for the three and six months ended July 31, 2012 was 12.3% and 14.6%, respectively. The tax benefit for the three months ended July 31, 2012 consists of a cash tax provision of $0.8 million and a non-cash tax benefit of $3.6 million. For the six months ended July 31, 2012, the tax benefit consists of a cash tax provision of $2.2 million and a non-cash tax benefit of $10.2 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $8.7 million at July 31, 2012, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of July 31, 2012, the Company had $0.8 million of accrued interest and penalties related to uncertain tax positions.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities including those in its major jurisdictions of Ireland, the United States, the United Kingdom, Germany, Australia and Canada. With few exceptions, the Company is no longer subject to any national level income tax examinations for years before fiscal 2007.

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

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company is currently evaluating existing contracts as a result of the continued Element K integration efforts.  If the Company renegotiates or terminates certain contracts, the timing of payments for a portion of the contractual obligations previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as filed with the SEC on April 30, 2012, and the related recognition for accounting purposes may be accelerated as a result.

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenue:
United States	$72,753	$59,505	$143,181	$118,403
United Kingdom	8,704	7,940	17,472	15,837
Canada	5,264	4,092	10,485	8,322
Europe, excluding United Kingdom	4,323	4,368	8,428	8,562
Australia/New Zealand	3,977	4,557	7,934	9,017
Other	2,100	2,026	4,405	4,058
Purchase accounting adjustments	(3,366)	(2,247)	(8,846)	(7,563)
Total revenue	$93,755	$80,241	$183,059	$156,636

Long-lived tangible assets at international locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	July 31, 2012	January 31, 2012
Professional fees	$3,011	$3,391
Sales tax payable/VAT payable	1,790	7,050
Accrued royalties	2,039	3,953
Accrued tax	1,325	1,933
Interest payable	8,178	8,182
Other accrued liabilities	14,984	15,612
Total accrued expenses	$31,327	$40,121

14. OTHER ASSETS

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	July 31, 2012	January 31, 2012
Debt financing cost – long term (See Note 16)	$18,365	$20,641
Other	1,506	1,717
Note receivable	4,039	-
Total other assets	$23,910	$22,358

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	July 31, 2012	January 31, 2012
Uncertain tax positions; including interest and penalties – long term	$4,759	$4,122
Unfavorable lease commitments assumed in the acquisition of Element K	1,031	1,148
Other	1,237	902
Total other long-term liabilities	$7,027	$6,172

16. CREDIT FACILITIES AND DEBT

SENIOR CREDIT FACILITIES

The Company has Senior Credit Facilities with certain lenders (the "Lenders") providing for a $365 million senior secured credit facility comprised of a $325 million term loan facility and a $40 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of July 31, 2012, there were no amounts outstanding under the revolving credit facility.

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

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 3.75%, provided that the base rate is not lower than 2.75% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.75% plus a margin of 4.75%. As of July 31, 2012, the applicable base rate was 3.25% and adjusted LIBOR was 1.75%. On June 30, 2012, the Company elected its interest calculation to be based on adjusted LIBOR.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At July 31, 2012, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the  acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At July 31, 2012, the Company was in compliance with these covenants.

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

Under terms of the Incremental Amendment, Morgan Stanley Senior Funding, Inc. and Barclays Capital agreed to provide an additional $90.0 million in new term loans (the "Tranche C Term Loans") conditioned upon, among other things, the consummation of the acquisition of Element K substantially concurrently with the borrowing of such Tranche C Term Loans. The Incremental Amendment restricts the use of proceeds from such Tranche C Term Loans solely (i) to finance the acquisition of Element K, (ii) to repay existing indebtedness of Element K and (iii) to pay fees and expenses incurred in connection with the acquisition of Element K. The Tranche C Term Loans will have the same terms as the outstanding terms loan under the Senior Credit Facilities, including with respect to interest rate (including applicable margins), amortization, maturity date and optional and mandatory prepayments.

In connection with the Senior Credit Facilities and the Incremental Amendment, the Company incurred debt financing costs of $20.9 million and provided a $2.3 million original issue discount to the Tranche C Term Loan lenders. The Company capitalized debt financing costs as assets and recorded the original issue discount as a reduction to the carrying value of the Tranche C Term loans. Deferred financing costs and the original issue discount are being amortized to interest expense over the term of the loans.

During the three and six months ended July 31, 2012, the Company recorded $0.9 million and $1.8 million of amortized interest expense related to the capitalized debt financing costs and original issue discount. During the three and six months ended July 31, 2011, the Company recorded $0.7 million and $1.4 million of amortized interest expense related to the capitalized debt financing costs. As of July 31, 2012, total unamortized debt financing costs of $3.1 million and $11.5 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

During the three and six months ended July 31, 2012, the Company paid approximately $6.7 million and $13.4 million in interest, respectively. During the three and six months ended July 31, 2011, the Company paid approximately $5.3 million and $10.5 million in interest, respectively.

Future scheduled minimum payments including estimated mandatory prepayments under this credit facility are as follows (in thousands):

Fiscal 2013	$2,075
Fiscal 2014	14,934
Fiscal 2015	-
Fiscal 2016	-
Fiscal 2017	1,666
Fiscal 2018	389,150
Total	$407,825

SENIOR NOTES

On May 26, 2010, senior notes ("senior notes") were issued under an indenture among the Company, as issuer, SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II, as co-issuer, Wilmington Trust FSB, as trustee, and the Guarantors in an aggregate principal amount of $310.0 million. The senior notes mature on June 1, 2018. Interest is payable semiannually (at 11.125% per annum) in cash to holders of senior notes of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date, on June 1 and December 1 of each year, commencing December 1, 2010. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2012 and July 31, 2012. This call feature will be marked to market over the period it is active.

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

The indenture governing the senior notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At July 31, 2012, the Company was in compliance with these covenants.

In connection with the issuance of the senior notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During both the three months ended July 31, 2012 and July 31, 2011, the Company recorded $0.4 million of amortized interest expense related to the capitalized debt financing costs. During both the six months ended July 31, 2012 and July 31, 2011, the Company recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs. As of July 31, 2012, total unamortized debt financing costs of $1.4 million and $6.9 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

The Company paid its semi-annual interest payment of $17.2 million on June 1, 2012 and June 1, 2011.

On October 8, 2010, the Company filed a Registration Statement on Form S-4 (which became effective on November 22, 2010) for an exchange offer relating to its senior notes. The Company completed its exchange offer on December 29, 2010.

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. The Company adopted Update No. 2011-04 in the first quarter of fiscal 2013, and it did not have a significant impact on the future results of operations or financial position.

In May 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. ASU 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. The Company adopted Update No. 2011-05 in the first quarter of fiscal 2013, and it did not have a significant impact on the future results of operations or financial position.

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of July 31, 2012. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of July 31, 2012 approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of July 31, 2012 were as follows:

	July 31, 2012
	Current Value	Fair Value
Senior Notes	$310,000	$352,433

The fair value of the Senior Notes is determined by the trading price on July 31, 2012, representing a Level 1 valuation.

19. GUARANTORS

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 16. The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of Skillsoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities described in Note 16. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. The Guarantors also unconditionally guarantee the Senior Credit Facilities. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”).

The following condensed consolidated financial statements are presented for the information of the holders of the senior notes and present the Condensed Consolidated Balance Sheets as of July 31, 2012 and January 31, 2012, the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2012 and July 31, 2011 and the Statements of Cash Flows for the six months ended July 31, 2012 and July 31, 2011, of the issuer of the senior notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

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

 CONSOLIDATED BALANCE SHEETS
JULY 31, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$35,551	$17,751	$-	$53,305
Restricted cash	-	5	133	-	138
Accounts receivable, net	-	71,967	16,169	-	88,136
Intercompany receivables	-	391,549	-	(391,549)	-
Deferred tax assets	-	8,040	94	-	8,134
Prepaid expenses and other current assets	1,508	23,529	2,677	312	28,026
Total current assets	1,511	530,641	36,824	(391,237)	177,739
Property and equipment, net	-	10,362	2	-	10,364
Goodwill	-	570,520	25,228	-	595,748
Intangible assets, net	-	459,556	17,403	-	476,959
Investment in subsidiaries	970,938	1,240,810	4,167	(2,215,915)	-
Investment in, and advances to, nonconsolidated affiliates	-	312	-	(312)	-
Deferred tax assets	-	1,160	53	-	1,213
Other assets	6,914	16,320	676	-	23,910
Total assets	$979,363	$2,829,681	$84,353	$(2,607,464)	$1,285,933
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$16,600	$-	$-	$16,600
Accounts payable	-	4,546	43	-	4,589
Accrued compensation	-	9,832	780	-	10,612
Accrued expenses	5,771	23,430	2,126	-	31,327
Intercompany payable	384,645	818,762	46,817	(1,250,224)	-
Other liabilities	-	-	400	(400)	-
Deferred tax liabilities	-	20,023	-	-	20,023
Deferred revenue	-	162,762	27,033	-	189,795
Total current liabilities	390,416	1,055,955	77,199	(1,250,624)	272,946
Long term debt	308,363	389,303	-	-	697,666
Deferred tax liabilities	-	24,234	3,475	-	27,709
Other long term liabilities	-	5,752	1,275	-	7,027
Total long-term liabilities	308,363	419,289	4,750	-	732,402
Total stockholders' equity	280,584	1,354,437	2,404	(1,356,840)	280,585
Total liabilities and stockholders' equity	$979,363	$2,829,681	$84,353	$(2,607,464)	$1,285,933

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2012
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27	$18,707	$10,174	$-	$28,908
Restricted cash	-	6	102	-	108
Accounts receivable, net	-	153,849	27,725	-	181,574
Intercompany receivables	-	367,390	-	(367,390)	-
Deferred tax assets	-	5,112	124	-	5,236
Assets held for sale	-	8,430	256	-	8,686
Prepaid expenses and other current assets	1,462	28,018	3,412	206	33,098
Total current assets	1,489	581,512	41,793	(367,184)	257,610
Property and equipment, net	-	8,876	429	-	9,305
Goodwill	-	571,237	26,158	-	597,395
Intangible assets, net	-	520,778	20,048	-	540,826
Investment in subsidiaries	1,000,489	1,246,231	4,166	(2,250,886)	-
Investment in, and advances to, nonconsolidated affiliates	-	206	-	(206)	-
Deferred tax assets	-	3,032	40	-	3,072
Other assets	7,638	13,892	828	-	22,358
Total assets	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$2,384	$-	$-	$2,384
Accounts payable	-	10,868	129	-	10,997
Accrued compensation	-	20,902	2,959	-	23,861
Accrued expenses	5,791	29,654	5,077	(401)	40,121
Intercompany payable	366,572	840,832	40,198	(1,247,602)	-
Deferred tax liabilities	-	4,176	-	-	4,176
Liabilities held for sale	-	4,931	9	-	4,940
Deferred revenue	-	210,861	31,269	-	242,130
Total current liabilities	372,363	1,124,608	79,641	(1,248,003)	328,609
Long term debt	308,266	404,043	-	-	712,309
Deferred tax liabilities	-	50,410	4,079	-	54,489
Other long term liabilities	-	4,796	1,376	-	6,172
Total long-term liabilities	308,266	459,249	5,455	-	772,970
Total stockholders' equity	328,987	1,361,907	8,366	(1,370,273)	328,987
Total liabilities and stockholders' equity	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$90,475	$10,969	$(7,689)	$93,755
Cost of revenues	-	8,711	7,696	(7,689)	8,718
Cost of revenues - amortization of intangible assets	-	14,866	-	-	14,866
Gross profit	-	66,898	3,273	-	70,171
Operating expenses:
Research and development	-	12,828	21	-	12,849
Selling and marketing	-	29,975	3,511	-	33,486
General and administrative	34	8,005	420	-	8,459
Amortization of intangible assets	-	14,349	971	-	15,320
Acquisition related expenses	-	-	-	-	-
Merger and integration related expenses	-	6,404	9	-	6,413
Restructuring	-	15	-	-	15
Total operating expenses	34	71,576	4,932	-	76,542
Operating loss	(34)	(4,678)	(1,659)	-	(6,371)
Other (expense) income, net	-	11,972	(1,229)	(10,768)	(25)
Interest income	-	8	5	-	13
Interest expense	(9,442)	(7,265)	-	-	(16,707)
Loss before benefit for income taxes	(9,476)	37	(2,883)	(10,768)	(23,090)
Equity in (losses) earnings of subsidiaries before taxes	(13,496)	(2,676)	-	16,172	-
Benefit for income taxes	(2,851)	(2,641)	(210)	2,851	(2,851)
Net loss before discontinued operations	$(20,121)	$2	$(2,673)	$2,553	$(20,239)
Loss from discontinued operations, net of an income tax benefit of $58	-	(121)	3	-	(118)
Net (loss) income	$(20,121)	$123	$(2,676)	$2,553	$(20,121)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$76,974	$10,732	$(7,465)	$80,241
Cost of revenues	-	7,549	7,467	(7,465)	7,551
Cost of revenues - amortization of intangible assets	-	15,986	-	-	15,986
Gross profit	-	53,439	3,265	-	56,704
Operating expenses:
Research and development	-	13,114	-	-	13,114
Selling and marketing	-	26,140	3,288	-	29,428
General and administrative	55	7,359	294	-	7,708
Amortization of intangible assets	-	14,664	1,053	-	15,717
Acquisition related expenses	-	542	9	-	551
Merger and integration related expenses	-	-	-	-	-
Restructuring	-	-	-	-	-
Total operating expenses	55	61,819	4,644	-	66,518
Operating loss	(55)	(8,380)	(1,379)	-	(9,814)
Other (expense) income, net	(3)	10,704	(252)	(10,768)	(319)
Interest income	-	30	11	-	41
Interest expense	(9,032)	(5,990)	-	-	(15,022)
Loss before benefit for income taxes	(9,090)	(3,636)	(1,620)	(10,768)	(25,114)
Equity in (losses) earnings of subsidiaries before taxes	(16,024)	(1,434)	-	17,458	-
Benefit for income taxes	(4,088)	(3,902)	(186)	4,088	(4,088)
Net (loss) income	$(21,026)	$(1,168)	$(1,434)	$2,602	$(21,026)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$175,917	$21,517	$(14,375)	$183,059
Cost of revenues	-	19,134	14,387	(14,375)	19,146
Cost of revenues - amortization of intangible assets	-	32,534	-	-	32,534
Gross profit	-	124,249	7,130	-	131,379
Operating expenses:
Research and development	-	26,476	360	-	26,836
Selling and marketing	-	59,737	7,106	-	66,843
General and administrative	77	16,226	1,133	-	17,436
Amortization of intangible assets	-	28,718	1,988	-	30,706
Acquisition related expenses	-	380	19	-	399
Merger and integration related expenses	-	8,708	10	-	8,718
Restructuring	-	511	(29)	-	482
Total operating expenses	77	140,756	10,587	-	151,420
Operating loss	(77)	(16,507)	(3,457)	-	(20,041)
Other (expense) income, net	-	21,974	(1,385)	(21,536)	(947)
Interest income	-	17	23	-	40
Interest expense	(18,776)	(14,501)	9	-	(33,268)
Loss before benefit for income taxes	(18,853)	(9,017)	(4,810)	(21,536)	(54,216)
Equity in (losses) earnings of subsidiaries before taxes	(35,900)	(4,295)	-	40,195	-
(Benefit) provision of income taxes	(7,936)	(7,725)	(211)	7,936	(7,936)
Net loss before discontinued operations	$(46,817)	$(5,587)	$(4,599)	$10,723	$(46,280)
Loss from discontinued operations, net of an income tax benefit of $-358	-	841	(304)	-	537
Net (loss) income	$(46,817)	$(6,428)	$(4,295)	$10,723	$(46,817)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$149,234	$21,185	$(13,783)	$156,636
Cost of revenues	-	14,832	13,787	(13,783)	14,836
Cost of revenues - amortization of intangible assets	-	31,972	-	-	31,972
Gross profit	-	102,430	7,398	-	109,828
Operating expenses:
Research and development	-	26,068	-	-	26,068
Selling and marketing	-	50,480	6,080	-	56,560
General and administrative	124	15,182	470	-	15,776
Amortization of intangible assets	-	29,312	2,074	-	31,386
Acquisition related expenses	-	844	15	-	859
Merger and integration related expenses	-	-	-	-	-
Restructuring	-	-	-	-	-
Total operating expenses	124	121,886	8,639	-	130,649
Operating loss	(124)	(19,456)	(1,241)	-	(20,821)
Other (expense) income, net	(4)	21,250	(1,364)	(21,536)	(1,654)
Interest income	-	50	21	-	71
Interest expense	(18,062)	(11,874)	-	-	(29,936)
Loss before benefit for income taxes	(18,190)	(10,030)	(2,584)	(21,536)	(52,340)
Equity in (losses) earnings of subsidiaries before taxes	(34,150)	(2,188)	-	36,338	-
Benefit for income taxes	(8,883)	(8,487)	(396)	8,883	(8,883)
Net (loss) income	$(43,457)	$(3,731)	$(2,188)	$5,919	$(43,457)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JULY 31, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(20,121)	$123	$(2,676)	$2,553	$(20,121)
Other comprehensive income (loss) - Foreign currency adjustment	-	(2,328)	(1,253)	-	(3,581)
Comprehensive (loss) income	$(20,121)	$(2,205)	$(3,929)	$2,553	$(23,702)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(21,026)	$(1,168)	$(1,434)	$2,602	$(21,026)
Other comprehensive income (loss) - Foreign currency adjustment	-	(890)	196	-	(694)
Unrealized gains on available-for-sale securities	-	5	-	-	5
Comprehensive (loss) income	$(21,026)	$(2,053)	$(1,238)	$2,602	$(21,715)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JULY 31, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(46,817)	$(6,428)	$(4,295)	$10,723	$(46,817)
Other comprehensive income (loss) - Foreign currency adjustment	-	99	(1,684)	-	(1,585)
Comprehensive (loss) income	$(46,817)	$(6,329)	$(5,979)	$10,723	$(48,402)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(43,457)	$(3,731)	$(2,188)	$5,919	$(43,457)
Other comprehensive income (loss) - Foreign currency adjustment	-	3,308	4,176	-	7,484
Unrealized gains on available-for-sale securities	-	5	-	-	5
Comprehensive (loss) income	$(43,457)	$(418)	$1,988	$5,919	$(35,968)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2012
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(18,097)	$67,707	$1,215	$(21,536)	$29,289
Cash flows from investing activities:
Purchases of property and equipment	-	(3,900)	-	-	(3,900)
Purchases of investments	-	-	-	-	-
Proceeds on disposition of assets	-	-	96	-	96
Acquisition of 50 Lessons, net of cash received	-	-	-	-	-
Increase in restricted cash	-	-	(30)	-	(30)
Net cash used in investing activities	-	(3,900)	66	-	(3,834)
Cash flows from financing activities:
Capital contribution	-	-	-	-	-
Proceeds from payments (on) intercompany loans	18,073	(46,171)	6,562	21,536	-
Principal payments on Senior Credit Facilities	-	(731)	-	-	(731)
Net cash used in financing activities	18,073	(46,902)	6,562	21,536	(731)
Effect of exchange rate changes on cash and cash equivalents	-	(61)	(266)	-	(327)
Net increase in cash and cash equivalents	(24)	16,844	7,577	-	24,397
Cash and cash equivalents, beginning of period	27	18,707	10,174	-	28,908
Cash and cash equivalents, end of period	$3	$35,551	$17,751	$-	$53,305

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2011
(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(17,424)	$76,835	$2,225	$(21,536)	$40,100
Cash flows from investing activities:
Purchases of property and equipment	-	(2,312)	(3)	-	(2,315)
Purchases of investments	-	(9)	-	-	(9)
Proceeds on disposition of assets	-	-	-	-	-
Acquisition of 50 Lessons, net of cash received	-	(3,820)	-	-	(3,820)
Increase in restricted cash	-	(18)	(51)	-	(69)
Net cash used in investing activities	-	(6,159)	(54)	-	(6,213)
Cash flows from financing activities:
Capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	17,247	(28,158)	(10,625)	21,536	-
Principal payments on Senior Credit Facilities	-	(4,605)	-	-	(4,605)
Net cash used in financing activities	17,572	(32,763)	(10,625)	21,536	(4,280)
Effect of exchange rate changes on cash and cash equivalents	-	66	1,019	-	1,085
Net increase in cash and cash equivalents	148	37,979	(7,435)	-	30,692
Cash and cash equivalents, beginning of period	3	19,719	15,477	-	35,199
Cash and cash equivalents, end of period	$151	$57,698	$8,042	$-	$65,891

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may make forward-looking statements relating to, among other things, such matters as anticipated financial performance, business outlook and prospects, strategy, plans, regulatory, market and industry trends, expected levels of liquidity over the next 12 months and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as filed with the SEC on April 30, 2012.

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

OVERVIEW

We are an indirect parent of Skillsoft Limited, a provider of cloud based learning solutions for customers worldwide. Skillsoft enables organizations to maximize their performance through a combination of comprehensive elearning content, online information resources, flexible learning technologies and support services.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs were incurred during the three and six month periods ended July 31, 2012 that met the requirements for capitalization.

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

BUSINESS OUTLOOK

In the three and six months ended July 31, 2012, we generated revenue of $93.8 million and $183.1 million, respectively, as compared to $80.2 million and $156.6 million, respectively, in the three and six months ended July 31, 2011. We reported a net loss in the three and six months ended July 31, 2012 of $20.1 million and $46.8 million, respectively, as compared to $21.0 million and $43.5 million, respectively, in the three and six months ended July 31, 2011.

The net loss in the three and six month periods ended July 31, 2012 and July 31, 2011 were primarily driven by the activities resulting from, and related to, the Acquisition and the acquisition of Element K. The significant components related to the Acquisition and the acquisition of Element K include the following (amounts in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Current period impact to reductions to deferred revenue in purchase accounting	$3.4	$2.2	$8.8	$7.6
Amortization of intangible assets related to content and technology	14.9	16.0	32.5	32.0
Current period impact to reductions to prepaid commissions in purchase accounting	(0.3)	-	(0.8)	(0.5)
Amortization of intangible assets	15.3	15.7	30.7	31.4
Acquisition related expenses	-	0.6	0.4	0.9
Merger and integration related expenses	6.4	-	8.7	-
Restructuring	0.0	-	0.5	-
(Income) loss from discontinued operations	(0.1)	-	0.5	-
Interest expense from borrowings	16.7	15.0	33.3	29.9
Subtotal of acquisition and acquisition related activities	$56.3	$49.5	$114.6	$101.3

We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for elearning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter sales cycles that are impacted by additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles with new customers and to a lesser extent with our existing and renewing customers. Despite these challenges, our core business continues to perform generally within our expectations. In response to the cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

During the first six months of and, continuing through, fiscal 2013, we will continue to focus on revenue generation primarily by:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2012 VERSUS THREE MONTHS ENDED JULY 31, 2011

Revenue

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Revenue:
United States	$72,753	$59,505	$13,248	$22%
International	24,368	22,983	1,385	6%
Fair value adjustments to deferred revenue	(3,366)	(2,247)	(1,119)	50%
Total	$93,755	$80,241	$13,514	$17%

The increase in total revenue for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily the result of additional revenue we realized as a result of the acquisition of Element K of approximately $12.4 million. In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of the fiscal year as compared to the same period in the prior fiscal year.

Costs and Expenses

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Cost of revenue	$8,718	$7,551	$1,167	15%
As a percentage of revenue	9%	9%
Cost of revenue – amortization of intangible assets	14,866	15,986	(1,120)	(7%)
As a percentage of revenue	16%	20%

The increase in cost of revenue for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily due to a $1.7 million increase in cost of sales attributed to consulting fees, headcount and hosting expenses related to the Element K acquisition. In addition, we incurred incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition and Element K acquisition).

The decrease in cost of revenue - amortization of intangible assets for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the Element K acquisition.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Research and development	$12,849	$13,114	$(265)	(2%)
As a percentage of revenue	14%	16%

The decrease in research and development expense for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily due to a reduction in outsourced software and content development costs of $1.5 million. This was partially offset by increased compensation and benefits expense of $1.2 million.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Selling and marketing	$33,486	$29,428	$4,058	14%
As a percentage of revenue	36%	37%

The increase in selling and marketing expense for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily due to increased compensation and benefits expense of $3.0 million as a result of an increase in headcount (of which approximately $1.7 million is as a result of the Element K acquisition) and an increase in commission expense of $1.0 million (of which approximately $0.6 million is as a result of the Element K acquisition). We also incurred incremental marketing costs of $0.7 million to support our sales growth initiatives. These increases were partially offset by a reduction in consulting fees of $0.9 million as a result of certain initiatives concluding in the prior period.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
General and administrative	$8,459	$7,708	$751	10%
As a percentage of revenue	9%	10%

The increase in general and administrative expense for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily due to a $0.4 million increase related to administrative costs associated with the Element K acquisition.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Amortization of intangible assets	$15,320	$15,717	$(397)	(3%)
As a percentage of revenue	16%	20%
Acquisition related expenses	-	$551	(551)	(100%)
As a percentage of revenue	0%	1%
Merger and integration related expenses	6,413	-	6,413	*
As a percentage of revenue	7%	0%
Restructuring	15	-	15	*
As a percentage of revenue	0%	0%

*           Not meaningful

The decrease in amortization of intangible assets for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily due to the timing of the expected utilization of intangible assets which resulted from the Acquisition. This was partially offset by amortization incurred from the intangible assets related to the Element K acquisition.

In the three months ended July 31, 2012, we incurred approximately $6.4 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. Included in these costs are salary and benefits for Element K employees conducting transitional activities, consulting fees associated with the Element K acquisition and transitional systems and process integration activities. In addition, we incurred contract termination costs as we continue to integrate Element K’s operations into ours. We expect these integration efforts to be materially completed during fiscal 2013.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Other (expense) income, net	$(25)	$(319)	$294	(92%)
As a percentage of revenue	(0%)	(0%)
Interest income	13	$41	(28)	(68%)
As a percentage of revenue	0%	0%
Interest expense	(16,707)	(15,022)	(1,685)	11%
As a percentage of revenue	(18%)	(19%)

The decrease in other (expense), net for the three months ended July 31, 2012 versus the three months ended July 31, 2011 was primarily due to foreign currency fluctuations.

The increase in interest expense for the three months ended July 31, 2012 as compared to the three months ended July 31, 2011 was primarily due to incremental interest expense on borrowings related to the Element K acquisition.

Provision for Income Taxes

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Benefit for income taxes	$(2,851)	$(4,088)	$1,237	(30%)
As a percentage of revenue	(3%)	(5%)

For the three months ended July 31, 2012 and the three months ended July 31, 2011, our effective tax rates from continuing operations were 12.3% and 16.3%, respectively. The tax benefit recorded for the three months ended July 31, 2012 is primarily attributable to the loss from operations. For the three months ended July 31, 2012 and the three months ended July 31, 2011, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of non-deductible interest expense incurred in connection with the Acquisition.

SIX MONTHS ENDED JULY 31, 2012 VERSUS SIX MONTHS ENDED JULY 31, 2011

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Revenue:
United States	$143,181	$118,403	$24,778	$21%
International	48,724	45,796	2,928	6%
Fair value adjustments to deferred revenue	(8,846)	(7,563)	(1,283)	17%
Total	$183,059	$156,636	$26,423	$17%

The increase in total revenue for the six months ended July 31, 2012 versus the six months ended July 31, 2011 was primarily the result of additional revenue we realized as a result of the Element K acquisition of approximately $23.5 million. In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of fiscal year 2013 as compared to the same period in the fiscal year 2012.

Costs and Expenses

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Cost of revenue	$19,146	$14,836	$4,310	29%
As a percentage of revenue	10%	9%
Cost of revenue – amortization of intangible assets	32,534	31,972	562	2%
As a percentage of revenue	18%	20%

The increase in cost of revenue for the six months ended July 31, 2012 versus the six months ended July 31, 2011 was primarily due to a $3.7 million increase in cost of sales attributed to consulting fees, headcount and hosting expenses related to the Element K acquisition. In addition, we incurred incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition and Element K acquisition).

The increase in cost of revenue - amortization of intangible assets for the six months ended July 31, 2012 compared to the six months ended July 31, 2011 was primarily due to the amortization of intangible assets acquired in the acquisitions of Element K and 50 Lessons, this was partially offset by certain intangible assets related to the Acquisition becoming fully amortized.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Research and development	$26,836	$26,068	$768	3%
As a percentage of revenue	15%	17%

The increase in research and development expense for the six months ended July 31, 2012 versus the six months ended July 31, 2011 was primarily due to increased compensation and benefits expense of $2.6 million as a result of an increase in headcount. This was partially offset by a reduction in outsourced software and content development costs of $2.1 million.

The increase in research and development expense for the nine months ended October 31, 2011 as compared to the combined nine months ended October 31, 2010 was primarily due to incremental software and content development costs of $7.4 million and increased compensation and benefits expense of $1.5 million during the nine months ended October 31, 2011. This was partially offset by a reduction of $4.9 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acq

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Selling and marketing	$66,843	$56,560	$10,283	18%
As a percentage of revenue	37%	36%

The increase in selling and marketing expense for the six months ended July 31, 2012 compared to the six months ended July 31, 2011 was primarily due to increased compensation and benefits expense of $5.8 million as a result of an increase in headcount (of which approximately $3.7 million is as a result of the Element K acquisition) and an increase in commission expense of $2.2 million (of which approximately $1.1 million is as a result of the Element K acquisition). The increase in headcount also contributed to an increase in travel and office expenses of $0.4 million. We also incurred incremental marketing costs of $1.2 million to support our sales growth initiatives

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
General and administrative	$17,436	$15,776	$1,660	11%
As a percentage of revenue	10%	10%

The increase in general and administrative expense for the six months ended July 31, 2012 as compared to the six months ended July 31, 2011 was primarily due to a $0.9 million increase related to administrative costs associated with the Element K acquisition. In addition, we incurred an increase in sales and use tax of $0.5 million.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Amortization of intangible assets	$30,706	$31,386	$(680)	(2%)
As a percentage of revenue	17%	20%
Acquisition related expenses	399	$859	(460)	(54%)
As a percentage of revenue	0%	1%
Merger and integration related expenses	8,718	-	8,718	*
As a percentage of revenue	5%	0%
Restructuring	482	-	482	*
As a percentage of revenue	0%	0%

*           Not meaningful

The decrease in amortization of intangible assets for the six months ended July 31, 2012 as compared to the six months ended July 31, 2011 was primarily due to the timing of the expected utilization of intangible assets which resulted from the Acquisition. This was partially offset by amortization incurred from the intangible assets related to the Element K acquisition.

The decrease in acquisition related expenses for the six months ended July 31, 2012 as compared to the six months ended July 31, 2011 was primarily due to activity related to the Element K acquisition being substantially complete in fiscal 2012.

In the six months ended July 31, 2012, we incurred approximately $8.7 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. Included in these costs are salary and benefits for Element K employees conducting transitional activities, consulting fees associated with the Element K acquisition and transitional systems and process integration activities. In addition, we incurred contract termination costs as we continue to integrate Element K’s operations into ours. We expect these integration efforts to be materially completed during fiscal 2013.

In the six months ended July 31, 2012, we initiated a plan to consolidate and reorganize the space utilized in our Rochester facility. This consolidation of utilized space is a result of the workforce reduction plan we executed in fiscal 2012 related to the Element K acquisition. We accrued $0.5 million in accrued expense and other long term liabilities on our consolidated balance sheets representing the loss incurred on a sublease with a new tenant which was executed in the first quarter of fiscal year 2013 for a portion of the space in the Rochester facility.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Other (expense) income, net	$(947)	$(1,654)	$707	(43%)
As a percentage of revenue	(1%)	(1%)
Interest income	40	$71	(31)	(44%)
As a percentage of revenue	0%	0%
Interest expense	(33,268)	(29,936)	(3,332)	11%
As a percentage of revenue	(18%)	(19%)

The increase in other (expense), net for the six months ended July 31, 2012 as compared to the six months ended July 31, 2011 was primarily due to foreign currency fluctuations.

The increase in interest expense for the six months ended July 31, 2012 compared to the six months ended July 31, 2011 was primarily due to incremental interest expense on borrowings related to the Element K acquisition.

Provision for Income Taxes

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Benefit for income taxes	$(7,936)	$(8,883)	$947	(11%)
As a percentage of revenue	(4%)	(6%)

For the six months ended July 31, 2012 and for the six months ended July 31, 2011, our effective tax rates were 14.6% and 17.0%, respectively. The tax benefit we recorded for the six months ended July 31, 2012 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the six months ended July 31, 2012, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the six months ended July 31, 2011, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2012, our principal source of liquidity was our cash and cash equivalents, which totaled $53.3 million as compared to $28.9 million at January 31, 2012. In addition, we have $40.0 million available to borrow under the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $29.3 million for the six months ended July 31, 2012 was primarily due to cash collections on accounts receivable, net of billings, of $96.1 million during the period. The movement in accounts receivable is primarily a result of the seasonality of our operations, with the third and fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable, and this compares to a decrease in accounts receivable of $81.1 million for the six months ended July 31, 2011. The change period over period is primarily due to the impact of the Element K acquisition on the six months ended July 31, 2012, as well as the timing of collections. Net cash provided by operating activities also includes our net loss of $46.8 million, which reflects the impact of non-cash expenses for depreciation and amortization of $65.9 million, non-cash interest expense of $2.6 million and a non-cash tax benefit of $10.5 million. In addition, we had decreases in deferred revenue of $51.5 million and accrued expense of $23.1 million. These decreases are the result of the seasonality of our operations and the decrease in deferred revenues was further impacted by the effects of purchase accounting as a result of the Acquisition.

Net cash used in investing activities was $3.8 million for the six months ended July 31, 2012, which includes purchases of property and equipment of $3.9 million.

Net cash used in financing activities was $0.7 million for the six months ended July 31, 2012, which related to principal payments on our debt of $0.7 million.

We had a working capital deficit of approximately $95.2 million as of July 31, 2012 as compared to working capital deficit of approximately $71.0 million as of January 31, 2012. The increase in working capital deficit was primarily due to having $16.6 million classified as current maturities on long term debt as of July 31, 2012 as compared to $2.4 million as of January 31, 2012, which was due to the estimated repayment of the Senior Credit Facilities on outstanding borrowings. In addition, we had $20.0 million classified as a short term deferred tax liability as of July 31, 2012 as compared to $4.2 million as of January 31, 2012, which was primarily due to the timing of the expected utilization of deferred tax liabilities. We also made purchases of property and equipment of $3.9 million.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 5 years and Senior Notes due in 6 years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through fiscal 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at July 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3– 5 Years	More Than 5 Years
Debt obligations	$717,825	$17,009	$-	$700,816	$-
Contractual minimums	22,542	5,042	11,000	6,500	-
Operating lease obligations	14,307	4,477	5,170	4,072	588
Total obligations	$754,674	$26,528	$16,170	$711,388	$588

We do not have any contingent consideration related to the Acquisition or the Element K acquisition, nor do we have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

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

As a result of the Acquisition and the Element K acquisition, we are highly leveraged. As of July 31, 2012, we have outstanding $717.8 million in aggregate indebtedness (which resulted in net proceeds of $688.3 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40.0 million of borrowing capacity available under our revolving credit facility. As of July 31, 2012, the revolving credit line facility was undrawn. Interest expense for the three and six months ended July 31, 2012 was $16.7 million and $33.3 million, respectively.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2012, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the three month periods ended July 31, 2012 and July 31, 2011, we incurred foreign currency exchange losses of $(0.1) million and $(0.4) million, respectively. During the six month periods ended July 31, 2012 and July 31, 2011, we incurred foreign currency exchange losses of $(0.9) million and $(1.7) million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SSI INVESTMENTS II LIMITED

Date: September 6, 2012	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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