Form 10-Q
period 2012-10-31
SSI Investments II Ltd
filed 2012-12-14
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)


☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012
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

FOR THE QUARTER ENDED OCTOBER 31, 2012

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	October 31, 2012	January 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,855	$28,908
Restricted cash	141	108
Accounts receivable, net	92,065	181,574
Deferred tax assets	9,137	5,236
Assets held for sale	-	8,686
Prepaid expenses and other current assets	28,408	33,098
Total current assets	172,606	257,610
Property and equipment, net	11,569	9,305
Goodwill	634,284	597,395
Intangible assets, net	476,260	540,826
Deferred tax assets	158	3,072
Other assets	23,897	22,358
Total assets	$1,318,774	$1,430,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$3,305	$2,384
Accounts payable	7,233	10,997
Accrued compensation	15,233	23,561
Accrued expenses	40,839	40,421
Deferred tax liabilities	17,909	4,176
Liabilities held for sale	-	4,940
Deferred revenue	177,598	242,130
Total current liabilities	262,117	328,609

Long term debt	755,812	712,309
Deferred tax liabilities	28,991	54,489
Other long term liabilities	7,789	6,172
Total long-term liabilities	792,592	772,970
Commitments and contingencies (Note 11)
Shareholders' equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,270 shares issued at October 31, 2012 and January 31, 2012	534,513	534,513
Additional paid-in capital	325	325
Accumulated deficit	(284,319)	(219,237)
Accumulated other comprehensive income	13,546	13,386
Total stockholders' equity	264,065	328,987
Total liabilities and stockholders' equity	$1,318,774	$1,430,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

0

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues	$95,733	$85,481	$278,792	$242,117
Cost of revenues	9,001	8,588	28,147	23,424
Cost of revenues - amortization of intangible assets	13,952	16,411	46,486	48,383
Gross profit	72,780	60,482	204,159	170,310
Operating expenses:
Research and development	12,988	13,047	39,824	39,115
Selling and marketing	33,442	29,165	100,285	85,725
General and administrative	10,295	7,787	27,731	23,563
Amortization of intangible assets	15,790	16,171	46,496	47,557
Acquisition related expenses	3,177	1,535	3,576	2,394
Merger and integration related expenses	1,110	1,035	9,828	1,035
Restructuring	2,373	2,170	2,855	2,170
Total operating expenses	79,175	70,910	230,595	201,559
Operating loss	(6,395)	(10,428)	(26,436)	(31,249)
Other (expense) income, net	(202)	431	(1,149)	(1,223)
Interest income	592	67	632	138
Interest expense	(16,491)	(15,353)	(49,759)	(45,289)
Loss before benefit for income taxes	(22,496)	(25,283)	(76,712)	(77,623)
Benefit for income taxes	(4,279)	(5,139)	(12,215)	(14,022)
Net loss before discontinued operations	$(18,217)	$(20,144)	$(64,497)	$(63,601)
Loss from discontinued operations, net of an income tax benefit of $32 and $390 for the three and nine months ended October 31, 2012	48	-	585	-
Net loss	$(18,265)	$(20,144)	$(65,082)	$(63,601)

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Comprehensive loss:
Net loss	$(18,265)	(20,144)	(65,082)	(63,601)
Other comprehensive income — Foreign currency adjustment, net of tax	1,745	(3,871)	160	3,613
Unrealized gains on available-for-sale securities	-	(5)	-	-
Comprehensive loss	$(16,520)	$(24,020)	$(64,922)	$(59,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(65,082)	$(63,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,725	3,013
Amortization of intangible assets	92,982	95,940
Recovery of bad debts	(43)	(78)
Benefit for income taxes - non-cash	(15,485)	(16,814)
Non-cash interest expense	3,590	3,347
Non-cash loss on extinguishment of debt	254	-
Loss on disposition of assets	152	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	98,389	71,588
Prepaid expenses and other current assets	6,056	1,796
Accounts payable	(8,603)	(2,835)
Accrued expenses, including long-term	(12,166)	3,930
Deferred revenue	(65,957)	(55,682)
Net cash provided by operating activities	37,812	40,604
Cash flows from investing activities:
Purchases of property and equipment	(5,683)	(4,618)
Proceeds on disposition of assets	96	-
Acquisition of Mindleaders, net of cash received	(62,332)	-
Acquisition of Element K, net of cash received	-	(109,448)
Acquisition of 50 Lessons, net of cash received	-	(3,820)
Increase in restricted cash	(33)	(59)
Net cash used in investing activities	(67,952)	(117,945)
Cash flows from financing activities:
Capital contribution	-	325
Payment received on note for sale of TCE	840	-
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	45,062	85,434
Principal payments on Senior Credit Facilities	(1,894)	(4,605)
Net cash used in financing activities	44,008	81,154
Effect of exchange rate changes on cash and cash equivalents	79	942
Net increase in cash and cash equivalents	13,947	4,755
Cash and cash equivalents, beginning of period	28,908	35,199
Cash and cash equivalents, end of period	$42,855	$39,954

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2012 and the results of its operations and cash flows for three and nine months ended October 31, 2012. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, as filed with the SEC on April 30, 2012. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2012 and January 31, 2012, the Company did not have any cash equivalents or available for sale investments.

At October 31, 2012 and January 31, 2012, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

Arrangements which include extranet hosting/ASP services are generally accounted for under Staff Accounting Bulletin No. 104 and Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for both the three and nine months ended October 31, 2012 and October 31, 2011.

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

No tax benefit was realized during the three and nine month periods ended October 31, 2012 and October 31, 2011, as no stock options were exercised.

Share Options

A summary of stock option activity under the 2010 Plan for the nine months ended October 31, 2012, is as follows:

Share Options	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2012	635,786	100.00	100.00	8.8
Granted	9,384	117.00	117.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding, October 31, 2012	645,170	100.00 - 117.00	100.25	8.1
Exercisable, October 31, 2012	105,543	100.00	100.00	8.1
Vested and expected to vest, October 31, 2012	645,170	100.00 - 117.00	100.25	8.1

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

For the three and nine months ended October 31, 2012 and October 31, 2011, no stock-based compensation expense has been recognized on the accompanying consolidated statement of operations due to repurchase rights held by Luxco II for any shares of Luxco II acquired from the exercise of service-based options from the 2010 Plan. These repurchase rights are exercisable in the event of termination of the option holder’s employment. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

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

The fair value of the options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Management has concluded that satisfaction of the performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the three and nine month periods ending October 31, 2012 and October 31, 2011. In accordance with Topic 718, if a liquidity event occurs, Luxco II will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns

Total unrecognized expense associated with all stock options as of October 31, 2012 was $29.2 million.

(b)            Share Capital

As of October 31, 2012, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of October 31, 2012 and January 31, 2012, 534,513,270 ordinary shares were issued and outstanding.

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

6. ACQUISITIONS

(a)  ThirdForce Group PLC (“Mindleaders”)

On September 25, 2012, Skillsoft Ireland Limited (the "Buyers"), an indirect subsidiary of SSI II, completed the first closing of the cash offer (“the Offer”) for the entire issued and to be issued share capital of Mindleaders, at which time it received acceptances from approximately 91.3% of the issued and outstanding shares of Mindleaders. That offer remained open for acceptance until October 11, 2012 for any remaining shareholders to accept the offer and receive their funds. For the remaining 1.8% of shareholders, which did not accept the offer by that time, the Buyers served notice on those shareholders of its intention to compulsorily acquire their shares as allowed under Irish securities law, based on the same terms of the initial offer. This notice represents a forward contract to purchase the remaining shares of Mindleaders at a fixed price which has been recorded as a liability on the accompanying balance sheet and resulted in the determination for accounting purposes that the Company controlled 100% of Mindleaders as of October 31, 2012. Accordingly, no non-controlling interest has been recognized in the accompanying balance sheet.

All remaining shares were legally acquired during November 2012.

The acquisition of Mindleaders was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the results of Mindleaders have been included in the Company's consolidated financial statements since the date of acquisition.

The cash purchase price of $64.3 million was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$8,073
Property and equipment	517
Goodwill	37,863
Amortizable intangible assets	28,376
Long term assets	575
Current liabilities	(5,618)
Deferred revenue	(1,484)
Long term assets liabilities	(3,986)
Total	$64,316

The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are considered preliminary and subject to adjustment primarily based upon additional information the Company is in process of obtaining related to tax positions taken by Mindleaders.

The acquisition of Mindleaders resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $37.9 million and $28.4 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Proprietary development software and courseware	$3,258	3 years
Customer relationships	23,846	8 years
Backlog	1,272	4 years
Total	$28,376

Values and useful lives assigned to intangible assets were based on estimated value and use of these assets by a market participant. The customer relationships were valued using the income approach and the proprietary developed software and courseware was valued using the cost approach.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of Mindleaders resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company to meet its long term operating profitability objectives through significant cost and service synergies. Goodwill is deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the acquisition of Mindleaders, including deferred revenue that was ascribed a fair value of $1.5 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of Mindleaders’ deferred revenue by $9.2 million. Approximately $1.3 million of acquired Mindleaders deferred revenue remained unamortized at October 31, 2012.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees, legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations. Revenues recognized related to Mindleaders from the date of acquisition through October 31, 2012 were approximately $1.8 million.

The Company concluded that the acquisition of Mindleaders represented a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and Mindleaders for the three and nine month periods ended October 31, 2012 and 2011, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of Mindleaders, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenue	$101,841	$116,002	$298,982	$327,723
Net loss	(18,093)	(24,009)	(66,903)	(80,449)

The Company had no significant non-recurring pro-forma adjustments impacting the three and nine months ended October 31, 2012.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Mindleaders occurred as of February 1, 2011.

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

The Purchase Agreement provides for an adjustment to the purchase price for changes in working capital. During the nine month period ended October 31, 2012, goodwill was adjusted by $0.7 million to reflect the final purchase price.

The cash purchase price of $109.7 million was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the purchase price allocation (in thousands):

Description	Amount
Current assets	$20,126
Property and equipment	2,605
Goodwill	38,850
Amortizable intangible assets	81,570
Current liabilities	(25,006)
Deferred revenue	(8,304)
Deferred tax liabilities	(168)
Total	$109,673

The acquisition of Element K resulted in allocations of the purchase price to goodwill and identified intangible assets of $38.9 million and $81.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

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

The Company assumed certain liabilities in the acquisition of Element K including deferred revenue that was ascribed a fair value of $8.3 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Element K's deferred revenue by $18.3 million. Approximately $0.7 million of acquired Element K deferred revenue remained unamortized at October 31, 2012.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees, legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

The Company concluded that the acquisition of Element K represents a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and Element K for the three and nine months ended October 31, 2011, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of Element K, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Three Months Ended	Nine Months Ended
	October 31, 2011	October 31, 2011
Revenue	$110,300	$313,235
Net loss	(22,659)	(75,011)

The Company had no significant non-recurring pro-forma adjustments impacting the three and nine months ended October 31, 2011.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Element K occurred as of February 1, 2010.

(c) 50 Lessons Limited

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

7. RESTRUCTURING

In connection with the acquisitions of Element K and Mindleaders, the Company’s management approved and initiated plans to integrate the businesses into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded a $2.9 million restructuring charge during the nine months ended October 31, 2012, which is included in the statement of operations as restructuring. Substantially all of this charge represents the severance costs of terminated employees which met criteria for recognition in the three months ended October 31, 2012.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring accrual as of January 31, 2012	$1,213	$-	$1,213
Restructuring charges incurred	2,429	426	2,855
Payments made	(1,131)	(43)	(1,174)
Restructuring accrual as of October 31, 2012	$2,511	$383	$2,894

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

On March 21, 2012, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to Logical Operations Inc. (“Logical Operations”) certain TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012. The Company also entered into a transitional services agreement with Logical Operations. It is expected that the services provided under this agreement will be completed within a year and the cash flows from the agreement are not expected to be significant.

When TCE was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. The assets held for sale included allocated goodwill of $5.1 million. The business was sold for $8.1 million, payable in installments as outlined in the agreement. There was no gain or loss recognized on the sale.

The Company has accounted for TCE as discontinued operations. The components of discontinued operations are as follows (in thousands):

Statement of operations:	Three Months Ended October 31, 2012	Nine Months Ended October 31, 2012
Revenue from discontinued operations	$233	$5,471

Loss from discontinued operations before income taxes	80	975
Benefit of income taxes	(32)	(390)
Loss from discontinued operations	$48	$585

9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	October 31, 2012			January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$268,537	$156,748	$111,789	$265,278	$110,098	$155,180
Customer contracts/ relationships	297,999	91,339	206,660	274,002	58,693	215,309
Non-compete agreement	4,070	848	3,222	4,070	237	3,833
Trademarks and trade names	15,220	4,964	10,256	15,220	3,507	11,713
Backlog	59,052	44,619	14,433	57,780	32,889	24,891
Skillsoft trademark	129,900	-	129,900	129,900	-	129,900
	$774,778	$298,518	$476,260	$746,250	$205,424	$540,826

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2013 (remaining three months)	$30,786
2014	110,320
2015	80,686
2016	42,330
2017	27,303
2018	21,186
2019	16,912
2020	13,496
2021	3,341
Total	$346,360

In connection with the Acquisition, the Company concluded that its “Skillsoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the Skillsoft name.

The change in goodwill at October 31, 2012 from the amount recorded at January 31, 2012 is as follows:

Gross carrying amount of goodwill, January 31, 2012	$597,395
Change in fair value assessment of Element K	(1,150)
Acquisition of Mindleaders	37,863
Foreign currency translation adjustment	176
Gross carrying amount of goodwill, October 31, 2012	$634,284

The Company will be conducting its annual impairment test of goodwill for fiscal 2013 in the fourth quarter. There were no indicators of impairment in the third quarter of fiscal 2013.

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

For the three and nine months ended October 31, 2012, the Company recorded an income tax benefit of $4.3 million and $12.2 million, respectively. The Company's effective tax rate for the three and nine months ended October 31, 2012 was 19.0% and 15.9%, respectively. The tax benefit for the three months ended October 31, 2012 consists of a cash tax provision of $0.6 million and a non-cash tax benefit of $4.9 million. For the nine months ended October 31, 2012, the tax benefit consists of a cash tax provision of $2.9 million and a non-cash tax benefit of $15.1 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $9.1 million at October 31, 2012, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of October 31, 2012, the Company had $0.9 million of accrued interest and penalties related to uncertain tax positions.

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

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenue:
United States	$72,994	$64,410	$216,175	$182,813
United Kingdom	8,884	7,908	26,355	23,744
Canada	5,674	4,591	16,158	12,913
Europe, excluding United Kingdom	4,514	4,417	12,942	12,979
Australia/New Zealand	4,020	4,385	11,954	13,402
Other	2,287	2,144	6,692	6,202
Purchase accounting adjustments	(2,640)	(2,374)	(11,484)	(9,936)
Total revenue	$95,733	$85,481	$278,792	$242,117

Long-lived tangible assets at international locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Professional fees	$3,199	$3,391
Sales tax payable/VAT payable	2,434	7,050
Accrued royalties	2,041	3,953
Accrued tax	4,042	2,233
Interest payable	16,532	8,182
Other accrued liabilities	12,591	15,612
Total accrued expenses	$40,839	$40,421

14. OTHER ASSETS

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	October 31, 2012	January 31, 2012
Debt financing cost – long term (See Note 16)	$17,591	$20,641
Other	2,012	1,717
Note receivable	4,294	-
Total other assets	$23,897	$22,358

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	October 31, 2012	January 31, 2012
Uncertain tax positions; including interest and penalties – long term	$5,083	$4,122
Unfavorable lease commitments assumed in the acquisition of Element K	973	1,148
Other	1,733	902
Total other long-term liabilities	$7,789	$6,172

16. CREDIT FACILITIES AND DEBT

SENIOR CREDIT FACILITIES

On September 25, 2012, SSI Investments I Limited (“Holdings”) and Skillsoft Corporation (“Borrower”) entered into an amendment, (the “Incremental Amendment”), to that certain amended and restated credit agreement, dated as of May 26, 2010, among Holdings, Borrower (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), Morgan Stanley Senior Funding, Inc., the lenders party thereto, and the other agents named therein (as so amended and as previously amended , the “Credit Agreement”).

Pursuant to the Incremental Amendment, Morgan Stanley Senior Funding, Inc. agreed to provide an additional $50 million in new term loans (the “Additional Term Loans”) conditioned upon, among other things, the acquisition by Skillsoft Ireland Limited, an Irish private limited company and an indirect subsidiary of SSI Investments II Limited, of at least 80% of the outstanding capital stock of Mindleaders (the “Mindleaders Acquisition”), substantially concurrently with the borrowing of such Additional Term Loans. The Incremental Amendment restricts the use of proceeds from such Additional Term Loans solely (i) to finance the Mindleaders Acquisition, (ii) repay any existing debt of Mindleaders and its subsidiaries and (iii) to pay fees and expenses in connection with the Incremental Amendment and the Mindleaders Acquisition. The Additional Term Loans have the same terms as the original term loans, including with respect to interest rate (including applicable margins), amortization, maturity date and optional and mandatory prepayments. In addition, prior to the Mindleaders Acquisition and the Incremental Amendment, Holdings, the Borrower and the lenders party thereto amended the Credit Agreement to permit the Mindleaders Acquisition under the Credit Agreement.

In addition, on September 28, 2012, Holdings and the Borrower completed a re-pricing of the Credit Agreement. The new interest rate on the term loans, including the Additional Term Loans, is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 4.75%. The new interest rate on the revolving loans is LIBOR plus 3.50%, compared to the previous interest rate of LIBOR plus 4.50%. The new LIBOR floor on the term loans, including the Additional Term Loans, and revolving loans is 1.25%, compared to the previous LIBOR floor of 1.75%. On September 28, 2012, the Company elected its interest calculation to be based on adjusted LIBOR.

The re-pricing was primarily accounted for as a modification for accounting purposes. Accordingly, unamortized deferred financing costs and original issuance discounts of $14.5 million and $2.1 million, respectively, and $4.0 million of fees paid to lenders in connection with the re-pricing, will be amortized as additional interest expense over the revised term of the Senior Credit Facilities. Furthermore, $1.8 million in third party costs incurred were recognized as general and administrative expense in the accompanying statement of operations for the three and nine month periods ended October 31, 2012 and $0.3 million was recognized as a loss on extinguishment of debt and included in the statement of operations as other (expense) income, net.

As of October 31, 2012, under the Credit Agreement, the Company had a $505 million senior secured credit facility comprised of a $465 million term loan facility and a $40 million revolving credit facility (collectively the “Senior Credit Facilities”). The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of October 31, 2012, there were no amounts outstanding under the revolving credit facility.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant will require the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At October 31, 2012, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At October 31, 2012, the Company was in compliance with these covenants.

During the three and nine months ended October 31, 2012, the Company recorded $1.0 million and $2.8 million, respectively, of amortized interest expense related to the capitalized debt financing costs and original issue discount. During the three and nine months ended October 31, 2011, the Company recorded $0.7 million and $2.1 million, respectively, of amortized interest expense related to the capitalized debt financing costs. As of October 31, 2012, total unamortized debt financing costs of $3.2 million and $11.0 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

During the three and nine months ended October 31, 2012, the Company paid approximately $6.7 million and $20.1 million in interest, respectively. During the three and nine months ended October 31, 2011, the Company paid approximately $5.3 million and $15.8 million in interest, respectively.

Future scheduled minimum payments, including estimated mandatory prepayments under this Senior Credit Facilities, are as follows (in thousands):

Fiscal 2013	$1,163
Fiscal 2014	4,650
Fiscal 2015	4,650
Fiscal 2016	4,650
Fiscal 2017	4,650
Fiscal 2018	436,900
Total	$456,663

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2012 and October 31, 2012. This call feature will be marked to market over the period it is active.

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

The indenture governing the senior notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At October 31, 2012, the Company was in compliance with these covenants.

In connection with the issuance of the senior notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During both the three months ended October 31, 2012 and October 31, 2011, the Company recorded $0.4 million of amortized interest expense related to the capitalized debt financing costs. During both the nine months ended October 31, 2012 and October 31, 2011, the Company recorded $1.1 million of amortized interest expense related to the capitalized debt financing costs. As of October 31, 2012, total unamortized debt financing costs of $1.4 million and $6.6 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

The Company paid its semi-annual interest payment of $17.2 million on June 1, 2012.

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of October 31, 2012. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of October 31, 2012 approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of October 31, 2012 were as follows (in thousands):

	October 31, 2012
	Current Value	Fair Value
Senior Notes	$310,000	$349,525

The fair value of the Senior Notes is determined by the trading price on October 31, 2012, representing a Level 1 valuation.

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

The following condensed consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidated Balance Sheets as of October 31, 2012 and January 31, 2012 and both the Condensed Consolidated Statements of Operations and the Statements of Cash Flows for the three and nine months ended October 31, 2012 and October 31, 2011, of the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

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

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$82	$27,333	$15,440	$-	$42,855
Restricted cash	-	6	135	-	141
Accounts receivable, net	-	74,848	17,217	-	92,065
Intercompany receivables	-	393,046	-	(393,046)	-
Deferred tax assets	-	9,055	82	-	9,137
Prepaid expenses and other current assets	1,477	23,692	2,887	352	28,408
Total current assets	1,559	527,980	35,761	(392,694)	172,606
Property and equipment, net	-	11,528	41	-	11,569
Goodwill	-	600,666	33,618	-	634,284
Intangible assets, net	-	451,005	25,255	-	476,260
Investment in subsidiaries	963,963	1,361,889	4,167	(2,330,019)	-
Investment in, and advances to, nonconsolidated affiliates	-	352	-	(352)	-
Deferred tax assets	-	103	55	-	158
Other assets	6,554	16,651	692	-	23,897
Total assets	$972,076	$2,970,174	$99,589	$(2,723,065)	$1,318,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,305	$-	$-	$3,305
Accounts payable	-	7,025	208	-	7,233
Accrued compensation	1	14,031	1,201	-	15,233
Accrued expenses	14,398	23,507	3,334	(400)	40,839
Intercompany payable	385,198	860,425	63,446	(1,309,069)	-
Deferred tax liabilities	-	17,825	84	-	17,909
Deferred revenue	-	153,169	24,429	-	177,598
Total current liabilities	399,597	1,079,287	92,702	(1,309,469)	262,117
Long term debt	308,414	447,398	-	-	755,812
Deferred tax liabilities	-	23,774	5,217	-	28,991
Other long term liabilities	-	6,464	1,325	-	7,789
Total long-term liabilities	308,414	477,636	6,542	-	792,592
Total stockholders' equity	264,065	1,413,251	345	(1,413,596)	264,065
Total liabilities and stockholders' equity	$972,076	$2,970,174	$99,589	$(2,723,065)	$1,318,774

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2012

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27	$18,707	$10,174	$-	$28,908
Restricted cash	-	6	102	-	108
Accounts receivable, net	-	153,849	27,725	-	181,574
Intercompany receivables	-	367,390	-	(367,390)	-
Deferred tax assets	-	5,112	124	-	5,236
Assets held for sale		8,430	256	-	8,686
Prepaid expenses and other current assets	1,462	28,018	3,412	206	33,098
Total current assets	1,489	581,512	41,793	(367,184)	257,610
Property and equipment, net	-	8,876	429	-	9,305
Goodwill	-	571,237	26,158	-	597,395
Intangible assets, net	-	520,778	20,048	-	540,826
Investment in subsidiaries	1,000,489	1,246,231	4,166	(2,250,886)	-
Investment in, and advances to, nonconsolidated affiliates	-	206	-	(206)	-
Deferred tax assets	-	3,032	40	-	3,072
Other assets	7,638	13,892	828	-	22,358
Total assets	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$2,384	$-	$-	$2,384
Accounts payable	-	10,868	129	-	10,997
Accrued compensation	-	20,602	2,959	-	23,561
Accrued expenses	5,791	29,954	5,077	(401)	40,421
Intercompany payable	366,572	840,832	40,198	(1,247,602)	-
Deferred tax liabilities	-	4,176	-	-	4,176
Liabilities held for sale	-	4,931	9	-	4,940
Deferred revenue	-	210,861	31,269	-	242,130
Total current liabilities	372,363	1,124,608	79,641	(1,248,003)	328,609
Long term debt	308,266	404,043	-	-	712,309
Deferred tax liabilities	-	50,410	4,079	-	54,489
Other long term liabilities	-	4,796	1,376	-	6,172
Total long-term liabilities	308,266	459,249	5,455	-	772,970
Total stockholders' equity	328,987	1,361,907	8,366	(1,370,273)	328,987
Total liabilities and stockholders' equity	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$91,625	$11,402	$(7,294)	$95,733
Cost of revenues	-	8,955	7,340	(7,294)	9,001
Cost of revenues - amortization of intangible assets	-	13,952	-	-	13,952
Gross profit	-	68,718	4,062	-	72,780
Operating expenses:
Research and development	-	12,988	-	-	12,988
Selling and marketing	-	29,705	3,737	-	33,442
General and administrative	51	9,892	352	-	10,295
Amortization of intangible assets	-	14,675	1,115	-	15,790
Acquisition related expenses	-	3,171	6	-	3,177
Merger and integration related expenses	-	653	457	-	1,110
Restructuring	-	2,296	77	-	2,373
Total operating expenses	51	73,380	5,744	-	79,175
Operating loss	(51)	(4,662)	(1,682)	-	(6,395)
Other (expense) income, net	-	8,537	2,029	(10,768)	(202)
Interest income	-	587	5	-	592
Interest expense	(9,494)	(6,997)	-	-	(16,491)
Loss before benefit for income taxes	(9,545)	(2,535)	352	(10,768)	(22,496)
Equity in (losses) earnings of subsidiaries before taxes	(12,999)	508	-	12,491	-
Benefit for income taxes	(4,279)	(4,126)	(153)	4,279	(4,279)
Net loss before discontinued operations	$(18,265)	$2,099	$505	$(2,556)	$(18,217)
Loss from discontinued operations, net of an income tax benefit of $32	-	51	(3)	-	48
Net (loss) income	$(18,265)	$2,048	$508	$(2,556)	$(18,265)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$81,344	$10,986	$(6,849)	$85,481
Cost of revenues	-	8,619	6,818	(6,849)	8,588
Cost of revenues - amortization of intangible assets	-	16,411	-	-	16,411
Gross profit	-	56,314	4,168	-	60,482
Operating expenses:
Research and development	-	12,914	133	-	13,047
Selling and marketing	-	25,652	3,513	-	29,165
General and administrative	52	7,447	288	-	7,787
Amortization of intangible assets	-	15,149	1,022	-	16,171
Acquisition related expenses	-	1,535	-	-	1,535
Merger and integration related expenses	-	1,028	7	-	1,035
Restructuring	-	2,130	40	-	2,170
Total operating expenses	52	65,855	5,003	-	70,910
Operating loss	(52)	(9,541)	(835)	-	(10,428)
Other (expense) income, net	(5)	11,019	185	(10,768)	431
Interest income	-	47	20	-	67
Interest expense	(9,032)	(6,320)	(1)	-	(15,353)
Loss before benefit for income taxes	(9,089)	(4,795)	(631)	(10,768)	(25,283)
Equity in (losses) earnings of subsidiaries before taxes	(16,194)	(515)	-	16,709	-
Benefit for income taxes	(5,139)	(5,023)	(116)	5,139	(5,139)
Net (loss) income	$(20,144)	$(287)	$(515)	$802	$(20,144)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$267,541	$32,920	$(21,669)	$278,792
Cost of revenues	-	28,089	21,727	(21,669)	28,147
Cost of revenues - amortization of intangible assets	-	46,486	-	-	46,486
Gross profit	-	192,966	11,193	-	204,159
Operating expenses:
Research and development	-	39,464	360	-	39,824
Selling and marketing	-	89,442	10,843	-	100,285
General and administrative	128	26,117	1,486	-	27,731
Amortization of intangible assets	-	43,393	3,103	-	46,496
Acquisition related expenses	-	3,551	25	-	3,576
Merger and integration related expenses	-	9,362	466	-	9,828
Restructuring	-	2,807	48	-	2,855
Total operating expenses	128	214,136	16,331	-	230,595
Operating loss	(128)	(21,170)	(5,138)	-	(26,436)
Other (expense) income, net	-	30,511	644	(32,304)	(1,149)
Interest income	-	604	28	-	632
Interest expense	(28,270)	(21,498)	9	-	(49,759)
Loss before benefit for income taxes	(28,398)	(11,553)	(4,457)	(32,304)	(76,712)
Equity in (losses) earnings of subsidiaries before taxes	(48,899)	(3,786)	-	52,685	-
(Benefit) provision of income taxes	(12,215)	(11,851)	(364)	12,215	(12,215)
Net loss before discontinued operations	$(65,082)	$(3,488)	$(4,093)	$8,166	$(64,497)
Loss from discontinued operations, net of an income tax benefit of $390	-	893	(308)	-	585
Net (loss) income	$(65,082)	$(4,381)	$(3,785)	$8,166	$(65,082)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2011

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$230,578	$32,171	$(20,632)	$242,117
Cost of revenues	-	23,450	20,606	(20,632)	23,424
Cost of revenues - amortization of intangible assets	-	48,383	-	-	48,383
Gross profit	-	158,745	11,565	-	170,310
Operating expenses:
Research and development	-	38,982	133	-	39,115
Selling and marketing	-	76,132	9,593	-	85,725
General and administrative	176	22,639	748	-	23,563
Amortization of intangible assets	-	44,461	3,096	-	47,557
Acquisition related expenses	-	2,379	15	-	2,394
Merger and integration related expenses	-	1,028	7	-	1,035
Restructuring	-	2,130	40	-	2,170
Total operating expenses	176	187,751	13,632	-	201,559
Operating loss	(176)	(29,006)	(2,067)	-	(31,249)
Other (expense) income, net	(9)	32,267	(1,177)	(32,304)	(1,223)
Interest income	-	97	41	-	138
Interest expense	(27,094)	(18,195)	-	-	(45,289)
Loss before benefit for income taxes	(27,279)	(14,837)	(3,203)	(32,304)	(77,623)
Equity in (losses) earnings of subsidiaries before taxes	(50,344)	(2,690)	-	53,034	-
Benefit for income taxes	(14,022)	(13,509)	(513)	14,022	(14,022)
Net (loss) income	$(63,601)	$(4,018)	$(2,690)	$6,708	$(63,601)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(18,265)	$2,048	$508	$(2,556)	$(18,265)
Other comprehensive income (loss) - Foreign currency adjustment	-	1,170	575	-	1,745
Comprehensive (loss) income	$(18,265)	$3,218	$1,083	$(2,556)	$(16,520)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(20,144)	$(287)	$(515)	$802	$(20,144)
Other comprehensive income (loss) - Foreign currency adjustment	-	(2,011)	(1,860)	-	(3,871)
Unrealized gains on available-for-sale securities	-	(5)	-	-	(5)
Comprehensive (loss) income	$(20,144)	$(2,303)	$(2,375)	$802	$(24,020)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(65,082)	$(4,381)	$(3,785)	$8,166	$(65,082)
Other comprehensive income (loss) - Foreign currency adjustment	-	1,268	(1,108)	-	160
Comprehensive (loss) income	$(65,082)	$(3,113)	$(4,893)	$8,166	$(64,922)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2011

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(63,601)	$(4,018)	$(2,690)	$6,708	$(63,601)
Other comprehensive income (loss) - Foreign currency adjustment	-	1,297	2,316	-	3,613
Unrealized gains on available-for-sale securities	-	-	-	-	-
Comprehensive (loss) income	$(63,601)	$(2,721)	$(374)	$6,708	$(59,988)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(18,571)	$87,675	$1,012	$(32,304)	$37,812
Cash flows from investing activities:
Purchases of property and equipment	-	(5,683)	-	-	(5,683)
Proceeds on disposition of assets	-	-	96	-	96
Acquisition of Mindleaders, net of cash received	-	1,306	678	(64,316)	(62,332)
Increase in restricted cash	-	-	(33)	-	(33)
Net cash (used in) provided by investing activities	-	(4,377)	741	(64,316)	(67,952)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(64,316)	-	64,316	-
Proceeds from payments (on) intercompany loans	18,626	(54,470)	3,540	32,304	-
Payment received on note for sale of TCE	-	840	-	-	840
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	45,062	-	-	45,062
Principal payments on Senior Credit Facilities	-	(1,894)	-	-	(1,894)
Net cash provided by (used in) financing activities	18,626	(74,778)	3,540	96,620	44,008
Effect of exchange rate changes on cash and cash equivalents	-	106	(27)	-	79
Net increase in cash and cash equivalents	55	8,626	5,266	-	13,947
Cash and cash equivalents, beginning of period	27	18,707	10,174	-	28,908
Cash and cash equivalents, end of period	$82	$27,333	$15,440	$-	$42,855

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2011

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(17,482)	$90,970	$(580)	$(32,304)	$40,604
Cash flows from investing activities:
Purchases of property and equipment	-	(4,615)	(3)	-	(4,618)
Proceeds on disposition of assets	-	-	-	-	-
Acquisition of Element K, net of cash received	-	(65,635)	396	(44,209)	(109,448)
Acquisition of 50 Lessons, net of cash received	-	(3,820)	-	-	(3,820)
Increase in restricted cash	-	(11)	(48)	-	(59)
Net cash (used in) provided by investing activities	-	(74,081)	345	(44,209)	(117,945)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(44,209)	-	44,209	-
Capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	17,222	(43,607)	(5,919)	32,304	-
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	85,434	-	-	85,434
Principal payments on Senior Credit Facilities	-	(4,605)	-	-	(4,605)
Net cash provided by (used in) financing activities	17,547	(6,987)	(5,919)	76,513	81,154
Effect of exchange rate changes on cash and cash equivalents	-	126	816	-	942
Net increase in cash and cash equivalents	65	10,028	(5,338)	-	4,755
Cash and cash equivalents, beginning of period	3	19,719	15,477	-	35,199
Cash and cash equivalents, end of period	$68	$29,747	$10,139	$-	$39,954

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs were incurred during the three and nine month periods ended October 31, 2012 that met the requirements for capitalization.

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

Amortization of intangible assets for the period following the Acquisition represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition, the acquisition of the Element K business (“Element K”), the acquisition of 50 Lessons Limited (“50 Lessons”) and the acquisition of ThirdForce Group, plc (“Mindleaders”).

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to our acquisitions.

Merger and integration related expenses primarily consist of salaries paid to Element K and Mindleaders employees for transitional work assignments, facility costs for leased space only expected to be utilized for a short term during the transition period and consulting costs related to various Element K and Mindleaders activities. These costs are being incurred to support systems and process integration activities.

Restructuring expenses primarily consist of charges associated with the management approved and initiated plans to integrate Element K and Mindleaders into our operations and to eliminate redundant facilities and headcount.

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

BUSINESS OUTLOOK

In the three and nine months ended October 31, 2012, we generated revenue of $95.7 million and $278.8 million, respectively, as compared to $85.5 million and $242.1 million in the three and nine months ended October 31, 2011, respectively.  We reported a net loss in the three and nine months ended October 31, 2012 of $18.3 million and $65.1 million, respectively, as compared to $20.1 million and $63.6 million in the three and nine months ended October 31, 2011, respectively.

The net loss in the three and nine month periods ended October 31, 2012 and October 31, 2011 were primarily driven by the activities resulting from, and related to, the Acquisition, the acquisition of Element K and the acquisition of Mindleaders. The significant components related to the Acquisition, the acquisition of Element K and the acquisition of Mindleaders include the following (amounts in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Current period impact to reductions to deferred revenue in purchase accounting	$2.6	$2.4	$11.5	$9.9
Amortization of intangible assets related to content and technology	14.0	16.4	46.5	48.4
Current period impact to reductions to prepaid commissions in purchase accounting	(0.4)	(0.2)	(1.1)	(0.7)
Amortization of intangible assets	15.8	16.2	46.5	47.6
Acquisition related expenses	3.2	1.5	3.6	2.4
Merger and integration related expenses	1.1	1.0	9.8	1.0
Restructuring	2.4	2.2	2.9	2.2
Loss from discontinued operations	-	-	0.6	-
Interest expense from borrowings	16.5	15.4	49.8	45.3
Subtotal of acquisition and acquisition related activities	$55.2	$54.9	$170.1	$156.1

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

During the first nine months of fiscal 2013 and continuing through the remainder of fiscal 2013, we will continue to focus on revenue generation primarily by:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2012 VERSUS THREE MONTHS ENDED OCTOBER 31, 2011

Revenue

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Revenue:
United States	$72,994	$64,410	$8,584	13%
International	25,379	23,445	1,934	8%
Fair value adjustments to deferred revenue	(2,640)	(2,374)	(266)	11%
Total	$95,733	$85,481	$10,252	12%

The increase in total revenue for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily the result of additional revenue we realized as a result of the acquisitions of Element K and Mindleaders of approximately $5.0 million and $1.8 million, respectively. In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of the fiscal year as compared to the same period in the prior fiscal year.

Costs and Expenses

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Cost of revenue	$9,001	$8,588	$413	5%
As a percentage of revenue	9%	10%
Cost of revenue – amortization of intangible assets	13,952	16,411	(2,459)	(15%)
As a percentage of revenue	15%	19%

The increase in cost of revenue for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily due to an increase in cost of sales attributed to an increase in headcount as well as incremental hosting expenses.

The decrease in cost of revenue - amortization of intangible assets for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the Element K and Mindleaders acquisitions.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Research and development	$12,988	$13,047	$(59)	(0%)
As a percentage of revenue	14%	15%

The decrease in research and development expense for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily due to a reduction in outsourced software and content development costs of $1.5 million. This was partially offset by increased compensation and benefits expense of $1.4 million.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Selling and marketing	$33,442	$29,165	$4,277	15%
As a percentage of revenue	35%	34%

The increase in selling and marketing expense for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily due to increased compensation and benefits expense of $3.1 million as a result of an increase in headcount (of which approximately $1.4 million is as a result of the Element K acquisition) and an increase in commission expense of $0.8 million (of which approximately $0.6 million is as a result of the Element K acquisition). We also incurred incremental marketing costs of $0.4 million to support our sales growth initiatives. These increases were partially offset by a reduction in consulting fees of $0.6 million as a result of certain initiatives concluding in the prior period.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
General and administrative	$10,295	$7,787	$2,508	32%
As a percentage of revenue	11%	9%

The increase in general and administrative expense for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily due to a $2.1 million increase in professional service costs which was primarily driven by incremental legal costs associated with repricing our debt.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Amortization of intangible assets	$15,790	$16,171	$(381)	(2%)
As a percentage of revenue	16%	19%
Acquisition related expenses	3,177	$1,535	1,642	107%
As a percentage of revenue	3%	2%
Merger and integration related expenses	1,110	1,035	75	7%
As a percentage of revenue	1%	1%
Restructuring	2,373	2,170	203	9%
As a percentage of revenue	2%	3%

The decrease in amortization of intangible assets for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily due to the timing of the expected utilization of intangible assets which resulted from the Acquisition. This was partially offset by amortization incurred from the intangible assets related to the Element K and Mindleaders acquisitions.

In the three months ended October 31, 2012, we incurred approximately $3.2 million of acquisition related expenses primarily due to activity related to the acquisition of Mindleaders. In the three months ended October 31, 2011, we incurred approximately $1.5 million of acquisition related expenses primarily due to activity related to the acquisition of Element K.

In the three months ended October 31, 2012, we incurred approximately $1.1 million of merger and integration related expenses primarily as a result of efforts undertaken to integrate Mindleaders’ operations into ours. Included in these costs are salary and benefits for Mindleaders employees conducting transitional activities, consulting fees associated with the Mindleaders acquisition and transitional systems and process integration activities. We expect these integration efforts to be materially completed during fiscal 2014. In the three months ended October 31, 2011, we incurred approximately $1.0 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Other (expense) income, net	$(202)	$431	$(633)	(147%)
As a percentage of revenue	(0%)	1%
Interest income	592	$67	525	784%
As a percentage of revenue	1%	0%
Interest expense	(16,491)	(15,353)	(1,138)	7%
As a percentage of revenue	(17%)	(18%)

The decrease in other (expense), net for the three months ended October 31, 2012 versus the three months ended October 31, 2011 was primarily due to foreign currency fluctuations.

The increase in interest income for the three months ended October 31, 2012 as compared to the three months ended October 31, 2011 was primarily due to interest income recognized in conjunction with the contractual payment terms of the sale of TCE.

The increase in interest expense for the three months ended October 31, 2012 as compared to the three months ended October 31, 2011 was primarily due to incremental interest expense on borrowings related to the Element K and Mindleaders acquisitions.

Provision for Income Taxes

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Benefit for income taxes	$(4,279)	$(5,139)	$860	(17%)
As a percentage of revenue	(4%)	(6%)

For the three months ended October 31, 2012 and the three months ended October 31, 2011, our effective tax rates from continuing operations were 19.0% and 20.3%, respectively. The tax benefit recorded for the three months ended October 31, 2012 is primarily attributable to the loss from operations. For the three months ended October 31, 2012 and the three months ended October 31, 2011, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of non-deductible interest expense incurred in connection with the Acquisition.

NINE MONTHS ENDED OCTOBER 31, 2012 VERSUS NINE MONTHS ENDED OCTOBER 31, 2011

(1)

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Revenue:
United States	$216,175	$182,813	$33,362	18%
International	74,101	69,240	4,861	7%
Fair value adjustments to deferred revenue	(11,484)	(9,936)	(1,548)	16%
Total	$278,792	$242,117	$36,675	15%

The increase in total revenue for the nine months ended October 31, 2012 versus the nine months ended October 31, 2011 was primarily the result of additional revenue we realized as a result of the Element K acquisition and the Mindleaders acquisition of approximately $28.5 million and $1.8 million, respectively. In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of fiscal year 2013 as compared to the same period in the fiscal year 2012.

Costs and Expenses

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Cost of revenue	$28,147	$23,424	$4,723	20%
As a percentage of revenue	10%	10%
Cost of revenue – amortization of intangible assets	46,486	48,383	(1,897)	(4%)
As a percentage of revenue	17%	20%

The increase in cost of revenue for the nine months ended October 31, 2012 versus the nine months ended October 31, 2011 was primarily due to a $3.8 million increase in cost of sales attributed to consulting fees, headcount and hosting expenses related to the Element K acquisition. In addition, we incurred incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition and Element K acquisition).

The increase in cost of revenue - amortization of intangible assets for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the Element K acquisition, the 50 Lessons acquisition and the Mindleaders acquisition.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Research and development	$39,824	$39,115	$709	2%
As a percentage of revenue	14%	16%

The increase in research and development expense for the nine months ended October 31, 2012 versus the nine months ended October 31, 2011 was primarily due to increased compensation and benefits expense of $4.1 million as a result of an increase in headcount which was partially offset by a reduction in outsourced software and content development costs of $3.7 million.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Selling and marketing	$100,285	$85,725	$14,560	17%
As a percentage of revenue	36%	35%

The increase in selling and marketing expense for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011 was primarily due to increased compensation and benefits expense of $8.9 million as a result of an increase in headcount (of which approximately $5.1 million is as a result of the Element K acquisition) and an increase in commission expense of $2.9 million (of which approximately $1.7 million is as a result of the Element K acquisition). The increase in headcount also contributed to an increase in travel and office expenses of $0.7 million. We also incurred incremental marketing costs of $1.6 million to support our sales growth initiatives.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
General and administrative	$27,731	$23,563	$4,168	18%
As a percentage of revenue	10%	10%

The increase in general and administrative expense for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011 was primarily due to a $1.9 million increase in professional service costs which was primarily driven by incremental legal costs associated with refinancing our debt. In addition, we incurred an increase in compensation and benefit costs of $0.8 million and an increase in sales and use tax of $0.4 million.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Amortization of intangible assets	$46,496	$47,557	$(1,061)	(2%)
As a percentage of revenue	17%	20%
Acquisition related expenses	3,576	$2,394	1,182	49%
As a percentage of revenue	1%	1%
Merger and integration related expenses	9,828	1,035	8,793	850%
As a percentage of revenue	4%	0%
Restructuring	2,855	2,170	685	32%
As a percentage of revenue	1%	1%

The decrease in amortization of intangible assets for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011 was primarily due to the timing of the expected utilization of intangible assets which resulted from the Acquisition. This was partially offset by amortization incurred from the intangible assets related to the Element K and Mindleaders acquisitions.

The increase in acquisition related expenses for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011 was primarily due to activity related to the Mindleader acquisition as well as Element K acquisition costs incurred in fiscal 2013.

In the nine months ended October 31, 2012, we incurred approximately $9.8 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s and Mindleaders’ operations into ours. Included in these costs are salary and benefits for Element K and Mindleaders employees conducting transitional activities, consulting fees associated with the Element K and Mindleaders acquisitions and transitional systems and process integration activities. We expect the integration efforts associated with the Element K acquisition will be materially completed during fiscal 2013 and that the integration efforts associated with the Mindleaders acquisition will be materially completed during fiscal 2014. In the nine months ended October 31, 2011, we incurred approximately $1.0 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours.

In the nine months ended October 31, 2012, we initiated a plan to consolidate and reorganize the space utilized in our Rochester facility. This consolidation of utilized space is a result of the workforce reduction plan we executed in fiscal 2012 related to the Element K acquisition. We accrued $0.5 million in accrued expense and other long term liabilities on our consolidated balance sheets representing the loss incurred on a sublease with a new tenant which was executed in the first quarter of fiscal year 2013 for a portion of the space in the Rochester facility. In addition, we committed to a workforce reduction plan as a result of the acquisition of Mindleaders in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the nine months ended October 31, 2012 of $2.4 million which related primarily to one-time termination benefits.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Other (expense) income, net	$(1,149)	$(1,223)	$74	(6%)
As a percentage of revenue	(0%)	(1%)
Interest income	632	$138	494	358%
As a percentage of revenue	0%	0%
Interest expense	(49,759)	(45,289)	(4,470)	10%
As a percentage of revenue	(18%)	(19%)

The increase in other (expense), net for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011 was primarily due to foreign currency fluctuations.

The increase in interest income for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011 was primarily due to interest income recognized in conjunction with the contractual payment terms of the sale of TCE.

The increase in interest expense for the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011 was primarily due to incremental interest expense on borrowings related to the Element K and Mindleaders acquisitions.

Provision for Income Taxes

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2011
(In thousands, except percentages)
Benefit for income taxes	$(12,215)	$(14,022)	$1,807	(13%)
As a percentage of revenue	(4%)	(6%)

For the nine months ended October 31, 2012 and for the nine months ended October 31, 2011, our effective tax rates were 15.9% and 18.1%, respectively. The tax benefit we recorded for the nine months ended October 31, 2012 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the nine months ended October 31, 2012, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the nine months ended October 31, 2011, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2012, our principal source of liquidity was our cash and cash equivalents, which totaled $42.9 million, as compared to $28.9 million at January 31, 2012. In addition, we have $40.0 million available to borrow under the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $37.8 million for the nine months ended October 31, 2012 was primarily due to cash collections on accounts receivable, net of billings, of $98.4 million during the period. The movement in accounts receivable is primarily a result of the seasonality of our operations, with the third and fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable, and this compares to a decrease in accounts receivable of $71.6 million for the nine months ended October 31, 2011. The change period over period is primarily due to the impact of the Element K acquisition in the nine months ended October 31, 2012 and to the timing of collections. Net cash provided by operating activities also includes our net loss of $65.1 million, which reflects the impact of non-cash expenses for depreciation and amortization of $96.7 million, non-cash interest expense of $3.7 million and a non-cash tax benefit of ($15.5) million. In addition, we had decreases in deferred revenue of $66.0 million and accrued expense of $12.2 million. These decreases are the result of the seasonality of our operations and the decrease in deferred revenues was further impacted by the effects of purchase accounting as a result of the Acquisition.

Net cash used in investing activities was $68.0 million for the nine months ended October 31, 2012, which includes cash used to acquire Mindleaders of $62.3 million, net of cash acquired, as well as purchases of property and equipment of $5.7 million.

Net cash provided by financing activities was $44.0 million for the nine months ended October 31, 2012. This was the result of borrowings under our long term debt of $45.1 million, net of debt acquisition costs and original issue discount. During this period, we made principal payments on our debt of $1.9 million.

We had a working capital deficit of approximately $89.5 million as of October 31, 2012 as compared to working capital deficit of approximately $71.0 million as of January 31, 2012. The increase in working capital deficit was primarily due to cash used for the acquisition of Mindleaders of $17.3 million (net of borrowed funds and cash received). In addition, we made purchases of property and equipment of $5.7 million.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through fiscal 2017. In addition, we have Senior Credit Facilities which will be paid out over the next 5 years and Senior Notes due in 6 years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through fiscal 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at October 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations	$766,663	$4,650	$9,300	$752,713	$-
Contractual minimums	10,625	2,500	5,000	3,125	-
Operating lease obligations	15,356	4,704	5,740	4,524	388
Total obligations	$792,644	$11,854	$20,040	$760,362	$388

We do not have any contingent consideration related to the Acquisition, the Element K acquisition or the Mindleaders acquisition, nor do we have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

Cash provided by operating activities is our main source of liquidity. We plan to rely on a combination of our available cash and cash equivalents and cash provided by operating activities, supplemented as necessary from time to time by borrowings under our Senior Credit Facilities and other financing transactions, to service our cash llrequirements. Management expects our cash flows from operations, combined with availability under our Senior Credit Facilities, to provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending for a period that includes the next 12 months.

As a result of the Acquisition, the Element K acquisition and the Mindleaders acquisition, we are highly leveraged. As of October 31, 2012, we have outstanding $766.7 million in aggregate indebtedness (which resulted in net proceeds of $733.3 million for the Company after payment of debt acquisition fees and original issuance discount), with an additional $40.0 million of borrowing capacity available under our revolving credit facility. As of October 31, 2012, the revolving credit line facility was undrawn. Interest expense for the three and nine months ended October 31, 2012 was $16.5 million and $49.8 million, respectively.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2012, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the three month periods ended October 31, 2012 and October 31, 2011, we incurred foreign currency exchange gains of $0.1 million and $0.4 million, respectively. During the nine month periods ended October 31, 2012 and October 31, 2011, we incurred foreign currency exchange losses of $(0.7) million and $(1.3) million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SSI INVESTMENTS II LIMITED

Date: December 14, 2012By:  /s/ Thomas J. McDonald

Thomas J. McDonald

Chief Financial Officer

EXHIBIT INDEX

10.1†

Second Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of August 31, 2012, among SSI Investments I Limited and Skillsoft Corporation (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited) and the lenders party thereto.

10.2†

Third Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of September 25, 2012, among SSI Investments I Limited and Skillsoft Corporation (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), the lenders party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent and the other agents named therein.

10.3†

Fourth Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of September 28, 2012, among SSI Investments I Limited and Skillsoft Corporation (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), the lenders party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent and the other agents named therein.

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

†	Filed herewith.