Form 10-K
period 2013-01-31
SSI Investments II Ltd
filed 2013-04-30
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)


☑	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 30, 2013, the registrant had 534,513,271 shares of common stock outstanding, par value $1.00 per share, all of which are owned by SSI Investments I Limited, the registrant’s parent holding company, and are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

.

SSI INVESTMENTS II LIMITED

FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2013

INDEX

		PAGE
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	26
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	47
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	49
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions, and Director Independence Policies and Procedures	70
Item 14.	Principal Accountant Fees and Services	71
PART IV
Item 15.	Exhibits and Financial Statement Schedules	72
Signatures		73
EX-21.1 List of Significant Subsidiaries
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

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments Limited II ("SSI II"), completed its acquisition of Skillsoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from Skillsoft PLC (the "Predecessor") to Skillsoft Limited ("Skillsoft" or the “Successor"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms the "Company", "we", "us", "our" and other similar terms refer to (a) prior to the Acquisition of Skillsoft, the Predecessor and its subsidiaries and (b) from and after the Acquisition of Skillsoft, SSI II and its subsidiaries. References in this annual report on Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2013 is the fiscal year ended January 31, 2013). The information presented for the fiscal year ended January 31, 2011 includes the results of operations for the period from February 1 to May 25, 2010 of the Predecessor and the results of operations for the period from May 26 to January 31, 2011 of the Successor.

0

Part I

Item 1. Business

General

Skillsoft® is a pioneer in the field of learning with a long history of innovation. Skillsoft provides cloud-based learning solutions for customers worldwide, ranging from global enterprises, government, and education to mid-sized and small businesses. Skillsoft's customer support teams draw on a wealth of in-house experience and a comprehensive learning e-library to develop off-the-shelf and custom learning programs tailored to cost-effectively meet customer needs. Skillsoft's courses, books and videos have been developed by industry-leading learning experts to maximize business skills, performance and talent development.

Skillsoft currently serves over 5,000 customers and more than 13,000,000 learners around the world.

On the courseware side of our business, we focus on a variety of business, professional effectiveness, IT and compliance topics that we believe represent important skills required of employees in increasingly dynamic and complex work environments. We also provide performance support products through Books24x7® that support on-demand learning and daily information gathering needs. Our courses provide learners the ability to gain the knowledge they need to perform their jobs and prepare for many popular professional certifications. Our Books24x7® online reference collections cover broad business and technical areas of interest, as well as focused areas of interest such as engineering and finance. Our performance support-focused video collections cover key business strategy, leadership and technology topics relevant to our global customer base. Our courseware, Books24x7® and video content solutions are based on open standard Web technologies that enable users to access the materials they need via computer, with the specificity and breadth they require, and at any time or anywhere that they may need it.

Our platform offerings are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our Skillport® learning management system (LMS) is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of a variety of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other platform and technology assets that allow our customers to tailor our content to better fit with their business requirements. Our Skillsoft Dialogue DesignTM editor tool is focused on the rapid assembly and delivery of effective online learning sessions. Our Advantage and KnowledgeCenterTM portals are targeted learning access points that provide audiences instant contact to trusted, relevant content that is specific to their job role. Some of our short-form content, such as Books24x7® (access to online book chapters), and our Leadership Development Channel,TM “50 Lessons”, and “IT & Desktop” video collections, can be accessed and/or played on mobile devices, including tablets and smart phones.

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

Skillport: Our Skillport® LMS provides a reliable, flexible and cost-effective way for organizations to deploy and manage their elearning programs. Using our Skillport® LMS, customers can leverage the benefits of the multi-modal learning approach and deploy robust learning solutions rapidly and on a global basis. The Search & Learn® search technology component of the Skillport® LMS allows users to view all learning assets on the system with a single, unified search. The Skillport® LMS is available as a cloud-based solution, supporting the growing demand for reliable, scalable and secure elearning with a low-cost, low IT-burden model.

Skillsoft Dialogue Design: Our Skillsoft Dialogue DesignTM platform has been designed for the rapid assembly and delivery of on-demand learning sessions. These sessions can also be launched and tracked from the Skillport® LMS.

Skillsoft Advantage: Our Skillsoft Advantage™ portals are pre-packaged, user-friendly learning solutions that target audiences with instant access to a trusted, highly intuitive and practical resource for building a greater understanding of key business competencies. Advantage™ products released thus far include leadership, business individual contributor and professional sales competencies. Skillsoft's Advantage™ portals present compelling, executive-focused content from key industry thought leaders via a combination of assets designed to appeal to the respective audience for each Advantage™ product. These assets include targeted “Key Concept” articles, video-based QuickTalks™ from Skillsoft's Leadership Development Channel™, ExecSummaries™ and ExecBlueprints™ briefs, rich-media case studies and “Challenge” activities. Skillsoft Advantage™ solutions also include resources designed to help learners assess and apply their new skills. With the recent addition of Skillsoft’s inGenius® social collaboration technology, leaders can also use the Skillsoft Advantage™ portals to communicate and collaborate with peers within their organization. Each learning track is designed with the users’ busy schedules in mind, and therefore lasts no more than two hours a piece.

Business Impact Series: The Business Impact Series™ video vignette titles are five-to-ten minute audio-driven dramatizations of workplace business problems and related solutions. Innovative uses of video and Adobe Flash technology present realistic characters and scenarios that depict a wide range of business and professional development topics that learners can apply to their specific jobs.

Challenge Series: The Challenge SeriesTM scenario based titles are media-rich interactive case studies focused on content analysis, problem solving and decision making. Each Challenge SeriesTM title presents learners with a specific objective or goal, along with related discovery material and multiple potential solutions. Learners are "challenged" to analyze the business problem and the discovery material, select one of several potential solutions and then defend, justify or further explain their selections by answering questions about the selected outcome.

Business Skills Courseware Collection: This includes more than 3,000 courseware titles encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources subject areas. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through the RolePlay® interactive teaching tool; case studies and transfer of learning into practice through online job aids, follow-on activities and SkillBriefsTM learning summaries. In many of our most popular business skill courses, full motion video is used to enhance the realistic modeling and practice of interpersonal skills and behaviors. Blended Learning Resources have been added to many of our most popular titles to support customers who want to use our courses as part of a blended program. Customers can leverage these new resources to develop classroom activities and learning experiences based on our course material. Our Business Skills CoursewareTM Collection also supports many popular and sought-after business certifications including PMI's PMP and CAPM certifications; HRCI's PHR and SPHR certifications; ASQ's Six Sigma Green Belt and Black Belt certifications and IIBA's Certified Business Analysis Professional. This collection also includes our Business Impact Series and Challenge Series media-rich titles.

IT Skills Courseware Collection: The IT Skills CoursewareTM Collection includes more than 2,600 Courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, IT security, enterprise database systems and Web design subject areas. It also supports more than 100 current IT professional certification exams. In most instances, these certification-aligned courses include access to online mentoring. Skillsoft has transitioned in more recent years from a traditional model of course development to one that capitalizes on the expertise of subject matter experts and instructors. This expert-driven model has proved particularly satisfactory to the target audience of IT professionals, largely due to the more casual presentation style along with value-add tips and experience-based insights. All IT courses continue to feature strong visual design and reinforcement of learning transfer via strategically placed practice questions, lab exercises, simulations and self-assessed exercises.

Desktop Skills Courseware Collection: Our Desktop Skills CoursewareTM Collection includes more than 1,350 Courseware titles to assist professionals who rely on standard desktop applications. Our desktop solutions are designed for day-to-day performance support, as well as supporting major corporate software migrations.

Compliance Courseware Collection: Our Compliance Courseware Solution includes five focus areas: Legal Compliance, Federal Government Compliance, Environmental Safety and Health (“ES&H”) Compliance, Food and Alcohol Safety, and U.K. Adult Social Care and Hospitality. Our entire Legal Compliance Collection contains a total of 69 courseware titles in 11 languages. A majority of the titles in the collection address the needs of customers as they work towards maintaining compliance with various U.S. statutes, regulations and case law that govern the workplace, and four titles have been developed for the global market. Within the collection there are six courseware titles relating to U.K. law (one translated into German), two courseware titles related to Canadian law (two translated into French Canadian), and two courseware titles related to German law (two translated into German). The Federal Government Compliance Collection, which includes 13 courseware titles, addresses legal compliance issues that are of interest to federal agencies and private sector organizations that do business with the U.S. Federal Government. The ES&H Compliance Collection addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA) and the Department of Transportation (DOT). Our ES&H courses are designed for use by the "hardhat and safety glasses" industries. We offer over 215 ES&H courseware titles in five languages. Our U.S. Food and Alcohol Safety Collection is developed for use by food handlers and managers as well as alcohol beverage servers. This collection contains three courses (12 modules) for the U.S. Foodservice Industry. Finally, the U.K. Adult Social Care and Hospitality Collection contains over 125 titles for use exclusively in the U.K. Adult Social Care and Hospitality industries.

Online Mentoring: This service is offered for over 95 current certification exams for IT professionals, end-user technologies, security, ITIL, Six Sigma and project management skills. We have over 20 available, on-staff certified technical experts (CTEs), who average over 20 current certifications each, available 24 hours a day, seven days a week (24x7) for 35 of our most popular certification exams. In addition to the 35 exams that have 24x7 mentoring, experts are also available online Monday through Friday, 9 a.m. to 5 p.m. EST for more than 60 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

Books24x7: Our Books24x7®  offerings include more than 35,000 unabridged professional reference books and reports from more than 460 book publisher imprints that are available to online subscribers through the Books24x7® online library. A patented search engine technology gives Books24x7® library subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. The Books24x7® online library collection also includes AnalystPerspectivesTM Consensus Reports, which describe the views of many different analyst firms and provides insight into their research and opinions in a form that helps planners and decision makers at all levels make better informed decisions. Complementing these summarized reports are full-text premium research reports from leading analyst firms.

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

Leadership Development Channel: The Leadership Development ChannelTM offering includes a collection of more than 2,500 live and on-demand video learning presentations featuring best-selling business authors, experts and executives. The Leadership Development ChannelTM presentations are designed to cover formal and informal learning needs of an organization through video programs covering the following topical areas: management and leadership, change and innovation, communication, marketing and sales, business strategy and more.

In addition, this collection is ideal for both individual and group learning experiences, including use as meeting starters, one-on-one coaching, integration in instructor-led training, facilitated learning sessions and more.

50 Lessons: The 50 Lessons™ video library, acquired by Skillsoft in February 2011, is comprised of more than 1,400 digital business lessons from world-class business leaders. It is an on-demand resource for corporate universities and training departments to enhance and facilitate learning across multiple business disciplines and through multiple learning channels.

Skillsoft IT and Desktop Videos: Skillsoft IT and Desktop Videos™ are short, three to five minute videos, covering a variety of desktop and IT topics. Compliments to course content, the Skillsoft IT and Desktop Videos highlight specific tasks and features, and are intended for users that are familiar with the software or hardware applications. The videos cover nearly 1,000 topics, giving learners the support they need when they need it.

InGenius: The InGenius® social learning feature is an optional social functional layer to the Skillport®, Books24x7® and Skillsoft Advantage TM online platforms that allows organizations to securely empower their employees to find, create and share knowledge assets and expertise with their colleagues, leveraging Skillsoft content and customer content delivered through those platforms.

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

Industry Background

The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills, IT skills and compliance training, as well as the complementary technologies and services for the development and delivery of learning programs. We believe that the growth in corporate training is being driven by:

•	the evolution of our economy to a service-based and knowledge-based economy, in which the skills of the work force often represent the most important corporate assets;
•	the increasing recognition by businesses of the need to continually improve the skills of their employees to remain competitive;
•	the rapidly evolving business environment, which necessitates continual training and education of employees, even as expenditures for training must be tightly controlled;
•	the increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and retain employees;
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

Although the significant majority of corporate training has historically been and continues to be delivered through traditional classroom instruction, elearning solutions offer another choice in which business enterprises improve the skills of their work force. By providing real-time accessibility and user-focused specificity, elearning enables the training and education process to be broadened from a distinct event—often off-site and limited in scope—to a process of continuous learning for employees. Often, we find that our customers combine elearning resources with traditional classroom instruction and virtual classroom events.

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

We believe that elearning solutions present a significant opportunity for business organizations to cost-effectively deliver training and performance support resources for their employees while maintaining a higher level of productivity of their work force. Elearning solutions can improve on the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees' time. In addition, elearning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, elearning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, elearning solutions provide access via computer to content anytime, anywhere over the Internet and in the exact amount required by each individual learner.

Skillsoft Instructional/Learning Design Model

The instructional design model for our business and IT skills courses is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management, experiential learning and transfer of learning into the workplace. The design of each of our courses starts with the definition of workplace-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions and/or topics along with assessments measure users' achievement of those objectives. We believe this robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses—regardless of the content focus or level of learning.

Our instructional design model is intended to meet the challenge of creating effective and engaging instruction that is easily deployed on our corporate customers' global computer networks or over the Internet. Our design, development and quality assurance standards and processes are all geared toward ensuring each course meets our expectations for the best instruction possible.

The model is intentionally flexible and non-technology specific, which allows for ongoing implementation of innovative strategies and features. This flexibility continues to enable ongoing product improvement and innovation without requiring significant modifications to our core underlying learning design requirements and standards.

Learning Design for Business Skills, Compliance and ES&H

Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance. Other content areas, such as communication skills, are "softer," or more behaviorally-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. Our selection of strategies includes narrated animation, explorable graphics, case studies, and video-based scenarios and Roleplay® exercises. Sufficient practice of all tested learning objectives within the instructional topics allows learners to review or clarify key teaching points before taking a scored and tracked test. Testing most commonly occurs at the lesson or course levels, insuring learners assess longer term memories versus quick memorization skills. In addition, we have a strong commitment to as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels. Blended Learning Resources are available in approximately 100 of our most popular business titles to support customers who want to use our courses as part of a blended program. Customers can leverage these resources to develop classroom activities and learning experiences from the Skillsoft course materials.

Learning Design for IT and Desktop Skills

Like our business skills courses, the instructional strategies chosen for use in IT and Desktop skills courses are dependent on the course content and objectives. Recent trends and technology-related innovations have broadened the scope of instructional strategies available for use in elearning. For instance, we are including more video in IT and Desktop content, particularly for explanations and demonstrations of tasks and procedures. We have also expanded the use of subject matter experts as presenters and instructors in many of our IT and Desktop courses to provide a more casual presentation style and value-add tips and application advice from an experienced professional. Presentation strategies are also selected with the specific target audience characteristics and needs in mind. For instance, narrated animation is used to present conceptual content in desktop courses, while recorded audio from certified instructors drives the presentation in our highly technical IT content areas. Target audience considerations also drive the frequency and type of practice; content designed for non-technical audiences includes more reinforcing practice of foundational points while content aimed at already technically proficient IT professionals relies more on comprehensive type review exercises, like labs, for application-focused practice. In all courses, tests at topic, lesson and/or course level provide learners with an option to assess their performance across the entirety of a course, or with more focused concentration on individual topic or lesson level content and objectives.

Learning Design for Workplace Performance

We believe the use of learning assets in support of formal and informal learning is now not only expected by most of our customers, but is also a requirement. Learning organizations continue to demand a broader range of learning environments and strategies as part of their learning solutions. Formal instruction remains important, especially in support of development of foundational skills and knowledge, but additional assets are needed to support solutions such as blended learning, learning portals, performance support and communities of practice. We will continue to develop learning assets that are flexible and innovative and that enhance workplace performance.

Web-Based Architecture and Deployment Platform

Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:

Learning Management System: Learning management systems are key enabling technologies that permit users to access a wide variety of learning content resources over the Web, including courseware, simulations, the Books24x7® online library, video content, online mentoring, SkillBriefsTM learning summaries, job aids and TestPrepTM certification practice tests. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using the Skillport® system’s learning program capabilities. Our Skillport® LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted solution, the Skillport® LMS offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2013, there were more than 3,000 active Skillport® customer sites. In addition to our Skillport® platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards.

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

Skillport® LMS Customer Content Support: Customer content support allows customers to track, manage and search custom courses, as well as Microsoft Word, PowerPoint, Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates and customized training within a comprehensive learning database. The Skillport® LMS also supports off-the-shelf and custom courseware from third-party providers, as long as the content is designed to conform to our supported open standards and meets our custom content support guidelines. Skillsoft also offers services to assist customers in creating and publishing proprietary custom courseware and other content using Skillsoft’s and third parties authoring technologies.

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

High Performance Web Technology: Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, HTML 5, XML, Java, JavaScript and Adobe Flash. Our products employ advanced compression techniques, which allow our products to deliver high-quality performance within our customers' bandwidth constraints.

Flexible Deployment Options: We offer a cloud-based learning solution for companies that prefer to have users access courses from Skillsoft-managed servers via the Internet rather than host the courses on the customer's intranet. Chosen by the large majority of Skillsoft customers, this cloud-based solution can significantly simplify and shorten the implementation process.

Open Learning Services Architecture: Open Learning Services Architecture (OLSA) is a set of Web services that enables customers to integrate our comprehensive content and content related services with their enterprise application systems, enterprise portals and third party or custom LMS systems. These services enable automation of burdensome administrative tasks and rapid deployment of Skillsoft hosted, off-the-shelf or customized, learning solutions. OLSA benefits include lower integration and operations costs as well as reduced time-to-availability of comprehensive learning resources. OLSA capabilities include fully-integrated Search & Learn® search technology; catalog management; user management; user learning data management; content launching with integrated services such as mentoring, online data synchronization; learning structure launching such as Skillsoft AdvantageTM portals and learning programs with integrated books, courses, videos, etc.

Product Pricing

The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two, three or four years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some products and features, such as the Skillport® LMS, Skillsoft AdvantageTM portals, SkillStudio® customization tool, and content hosting, are separately licensed for an additional fee.

The pricing for our SkillChoice® multi-modal learning solution license varies based on the content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our SkillChoice® solution license provides customers access to multiple learning products including courseware, the Books24x7® online library, mentoring, and the TestPrepTM practice exams.

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

Sales and Marketing

As of January 31, 2013, our products were sold in 76 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small- to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets. We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

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

No customer accounted for more than 2% of our revenue for the fiscal year ended January 31, 2013. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Backlog

Backlog is reported at the end of each fiscal year, and as of January 31, 2013, we had a non-cancelable backlog of approximately $326.8 million, which includes a backlog of approximately $13.0 million associated with the MindLeaders business (“MindLeaders”), which was acquired on September 25, 2012, as compared to $288.0 million as of January 31, 2012, which included a backlog of approximately $28.0 million associated with the Element K business (“Element K”), which was acquired on October 14, 2011. Backlog is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during the upcoming fiscal year. The amount scheduled to amortize into revenue during the fiscal year ended January 31, 2014 is disclosed as "backlog" as of January 31, 2013. Amounts to be added to deferred revenue during the fiscal year ended January 31, 2014 include subsequent installment billings for ongoing contract periods as well as billings for committed contract renewals.

Customer Service and Support

We offer a broad range of services and support to our customers throughout their relationship with Skillsoft through our consulting service, application engineering and customer support organization. We believe that providing a high level of customer service and support is necessary to achieve rapid product implementation, full product utilization, measurable customer satisfaction and continued revenue growth.

Application Engineering. We have application engineers available to assist customers with the technical aspects of installing, deploying and integrating our products. These engineers assist in evaluating the customers' environment and integration opportunities to ensure that our products are easily accessible and will interoperate successfully, as well as assist with the integration of our products with third party LMSs, customer portals and enterprise software systems.

Learning Consulting. We employ learning consultants to assist customers in planning and implementing best practices for elearning program success. These individuals assist with the implementation of pilot programs and customer training initiatives, and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with elearning end users and measuring return on investment for our products. Our learning consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.

Customer Support. We provide Web-based, live telephone, e-mail and chat support to our customers through our customer support organization. They are available to assist customers seven days per week, 24 hours per day, 365 days per year. Toll free phone numbers are provided in geographic areas where we have significant customer presence.

Competition

The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	the expected growth of this market will attract new entrants;
•	our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates; and
•	the tremendously fragmented nature of the competitive landscape, including many competitors in each of the elearning, on-line reference and video segments of the market.

One source of competition for our products is the internal educational and technology personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

•

providers of traditional classroom instruction, including American Management Association, AchieveGlobal, ESI, DDI, New Horizons, Cegos, Richardson and GlobalKnowledge. Many of the companies in this category are attempting to adapt their courses to elearning formats suitable for access via Web browsers or offer elearning courses in conjunction with their instructor-led training and, in general, compete for the same training dollars in the customer's budget;

•	technology and certification organizations such as IBM, Cisco, Oracle, Adobe, VMware, SAP, ISC(2), CompTIA and Microsoft that offer elearning courses;
•

suppliers of online corporate education and training courses, including: Cengage, Harvard Business Publishing, SAI Global, PDI Ninth House, Lynda.com, Pluralsight, Corpedia, Inquestra, RGI Learning, The Projects Group, CrossKnowledge, Brightline Compliance Solutions, Vivid Learning Systems, Kesdee, Zoologic, The Quality Group, PureSafety, K Alliance, Kaplan, QuickCert and many more;

•

our Books24x7® business competes with companies such as Safari Books Online, a joint venture between Pearson Technology Group and O'Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more Books24x7® library collections include EBSCO, Knovel, getAbstract and BusinessBook Summaries; and

•

with our Skillport® LMS platform, we compete with other suppliers of LMS products, including talent management companies who offer LMS products, such as SumTotal, Saba, Oracle, SAP, IBM, Cornerstone OnDemand, Blackboard, CertPoint, Geometrix, LearnShare, Meridian Knowledge Solutions, NetDimensions, Operitel, RWD Technologies, SilkRoad and TechnoMedia, and many others. Skillsoft also maintains several different types of partnering and integration relationships with some of these LMS platforms.

We believe that the principal competitive factors in the corporate education and training market include:

•	the breadth, depth, currency and instructional design quality of the course content;
•	informal performance support and other features of the training solution;
•	adaptability, flexibility, reliability, scalability and performance of technology platforms offered;
•	standards compliance and ease-of-integration with third party systems and customer learning portals;
•	the deployment options offered to customers, such as hosted and low bandwidth access;
•	customer service and support;
•	price/value relationship;
•	relationship with the customer; and
•	corporate reputation.

Although we believe that we currently compete favorably with respect to those factors, we may not be able to maintain or improve our competitive position. Some of our current and potential competitors have greater financial resources than we do. Increased competition may result in lost sales and may force us to lower prices, which may adversely affect our business and financial performance.

Product Development

We believe that the development of effective technology-enabled learning solutions requires the convergence of source material, instructional design methodologies and computer technology. When developing a new learning path or product, we first obtain intellectual property (IP) from our content partners or other subject matter experts, existing courses and product reference materials. Our design and development teams then define the user-focused performance objectives and select the content, instructional strategies, learning activities and assessments appropriate for the intended learning outcomes. This process includes the creation of design documents, scripts, and in some cases storyboards to document the planned sequence, instructional flow and interactive presentation and practice strategies. The design and development team includes subject matter experts, learning designers, technical writers and developers, graphic designers, animators, editors and quality assurance reviewers. After final assembly or integration of all course components into a completed course, we test to ensure all functional capabilities work as designed, and deliver the desired learning experience and result.

The core element of our learning solution development process is our design and development process and the tools we use to support that process. Our design, development and production tools are comprised of our proprietary software and off-the-shelf tools. Our combination of development toolsets allows us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our research and development goal is to further enhance our product development process and tools to facilitate the continual evolution of our offerings and ensure that our instructional products incorporate a wide variety of meaningful and effective instructional elements. We primarily use a network of content development partners to produce content for our business and IT skills curriculums. Our IP development partners use Skillsoft-defined methods and tools to develop content based on instructional design and quality standards defined by our content development team. Course IP is supplied by us, by other companies from which we have licensed content, or by our development partners, based on an outline jointly defined by our development partners and Skillsoft.

Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts, task-based IT simulations and labs, Skillsoft AdvantageTM learning portals and online Books24x7® library assets for business and IT skills.

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

Deployment flexibility is also achieved by adhering to industry standards such as AICC and SCORM. Our elearning courseware content is designed for integration with third party learning management systems as well as with our elearning platform products.

The majority of the content for our Books24x7® online library product offerings is licensed from third party publishers.

Certain research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland; Nashua, New Hampshire; Belfast, Northern Ireland; Rochester, New York and Fredericton, New Brunswick, Canada. In addition to our internal efforts, we outsource various aspects of our content development process to third parties.

Product development expenses were approximately $17.1 million, $31.9 million, $55.6 million and $58.3 million, for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011, the fiscal year ended January 31, 2012 and the fiscal year ended January 31, 2013, respectively.

Proprietary Rights

We believe that proprietary technology forms an important or valuable part of most of our business skills and IT Skills CoursewareTM learning title offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have nine United States patents and 29 foreign patents relating to computer-based training technologies and methods, and four United States and foreign patent applications pending relating to computer-based training technologies and methods. We also have two nationalized Patent Cooperation Treaty applications.

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

Skillsoft®, the Skillsoft logo, Books24x7®, Skillport®, SkillChoice®, RolePlay®, Express Guide®, SkillBlend®, ITPro, BusinessPro, OfficeEssentials, GovEssentials, EngineeringPro, FinancePro, AnalystPerspectives, Well-BeingEssentials, ExecSummaries, ExecBlueprints, inGenius®, Dialogue, Element K, Quickskill, LiveEquations®, SkillStudio®, The Skillsoft Learning Growth Model®, Skillsoft Leadership Advantage, Skillsoft Professional Advantage, Skillsoft Sales Advantage Leadership Development Channel, SkillSim, SkillBriefs, Live Learning, Business Impact Series and Search & Learn® are trademarks or registered marks of Skillsoft or its subsidiaries that are used in connection with the operation of our business. Skillsoft and its subsidiaries have registered trademarks in the United States and in various other countries.

Employees

As of January 31, 2013, we employed 1,451 people globally.

At January 31, 2013, 476 employees were engaged in sales, sales operations, sales management, marketing, solution services, sales training and telesales, 193 were in finance, administration, business applications, corporate development and IT, 378 employees were in customer service and support, application engineering and strategic services and 404 were in product development, custom solutions, mentoring, production and hosting.

As of January 31, 2013, 811 employees were located in the United States and 640 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

As a result of the Acquisition, the acquisition of Element K and the acquisition of MindLeaders we have incurred substantial debt and we are highly leveraged. The following chart shows our level of indebtedness as of January 31, 2013:

January 31, 2013
(dollars in millions)
Senior Credit Facilities	$455.5
11.125% Senior Notes due 2018	310.0
Total	$765.5

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our 11.125% senior notes due 2018 (“senior notes”);
•	increasing our vulnerability to general economic and industry conditions;
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

At January 31, 2013, we had approximately $455.5 million of debt outstanding under our Senior Credit Facilities, which bear interest based on a floating rate index with a minimum rate of 1.25%. A 0.125% increase to a floating rate greater than 1.25% could cause our annual interest expense to increase by approximately $0.6 million.

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

A NOTEHOLDER’S RIGHT TO RECEIVE PAYMENTS ON THE SENIOR NOTES IS EFFECTIVELY JUNIOR TO THOSE LENDERS WHO HAVE A SECURITY INTEREST IN OUR ASSETS.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our Senior Credit Facilities and each guarantor’s obligations under their respective guarantees of the Senior Credit Facilities are secured by a security interest in substantially all of our and our immediate parent’s tangible and intangible assets, including our stock and the stock and the assets of certain of our current and future subsidiaries. As of January 31, 2013, we had $765.5 million in outstanding debt on our consolidated balance sheet, of which $455.5 million is secured, and $40.0 million of available unused borrowing capacity under the revolving portions of our Senior Credit Facilities.

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

The indenture governing the senior notes requires that each of our restricted subsidiaries (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantees the obligations under the Senior Credit Facilities or certain of our other indebtedness also become a guarantor of the senior notes. Our other subsidiaries are not required to become guarantors of the senior notes under the indenture governing the Senior Notes. The terms of the Senior Credit Facilities, including the provisions relating to which our subsidiaries guarantee the obligations under the Senior Credit Facilities, may be amended, modified or waived, and guarantees thereunder may be released, in each case at the lenders’ discretion and without the consent or approval of noteholders. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the senior notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries is effectively senior, in respect of the assets of such subsidiaries, to claims of noteholders. As of January 31, 2013, the non-guarantor subsidiaries have no outstanding indebtedness.

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

Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include, without limitation:

•	the size, timing and successful closing of new/renewal agreements and upgrades;
•	royalty rates;
•	the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;
•	the mix of sales between our field sales force, our other direct sales channels and our telesales channels;
•	general conditions in the U.S. and/or the international economy;
•	the loss of significant customers;
•	delays in availability of new products;
•	product or service quality problems;
•

seasonality—due to the budget and purchasing cycles of our customers, we expect order intake and billings will generally be strongest in the second half of our fiscal year and weakest in the first half of our fiscal year;

•	the spending patterns of our customers;
•	litigation costs and expenses;
•	non-recurring charges related to acquisitions;
•	growing competition that may result in price reductions and customer loss; and
•	currency fluctuations.

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

The market for corporate education and training solutions is highly fragmented and competitive. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies, educational institutions, vendors of application software and human resource outsourcers, including those vendors with whom we have formed development and marketing alliances. Our primary sources of direct competition are:

•	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;
•	technology companies that offer learning courses covering their own technology products;
•	suppliers of computer-based training and elearning solutions;
•	internal education, training departments and human resources outsourcers of potential customers;
•	value-added resellers and network integrators; and
•	educational institutions.

Growing competition may result in price reductions, reduced revenue and gross profits and loss of market share, any one of which would have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, and we expect to face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide elearning solutions that compare favorably with new instructor-led techniques, other interactive training software or new elearning solutions.

WE RELY ON A LIMITED NUMBER OF THIRD PARTIES TO PROVIDE US WITH EDUCATIONAL CONTENT FOR OUR COURSES AND REFERENCEWARE, AND OUR ALLIANCES WITH THESE THIRD PARTIES MAY BE TERMINATED OR FAIL TO MEET OUR REQUIREMENTS.

We rely on a limited number of independent third parties to provide us with the educational content for a majority of our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or update existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our subsidiary, Books24x7® relies on third party publishers to provide all of the content incorporated into its Referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.

In the event that we are unable to maintain or expand our current development alliances or enter into new development alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we will be required to pay royalties to some of our development partners on products developed with them, which could reduce our gross margins. We expect that cost of revenue may fluctuate from period to period in the future based upon many factors, including the revenue mix and the timing of expenses associated with development alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for elearning offerings developed solely by us. Our strategic alliance partners may from time to time renegotiate the terms of their agreements with us, which could result in changes to the royalty or other arrangements, adversely affecting our results of operations.

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

THE ELEARNING MARKET IS A DEVELOPING MARKET, AND OUR BUSINESS WILL SUFFER IF ELEARNING IS NOT WIDELY ACCEPTED.

The market for elearning is a new and emerging market. Corporate training and education have historically been conducted primarily through classroom instruction and have traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.

Accordingly, our future success will depend upon the extent to which companies adopt technology-based solutions for their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may compete with their existing investments. Even if companies implement technology-based training or elearning solutions, they may still choose to design, develop, deliver or manage all or part of their education and training internally. If technology-based learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our products and service may not achieve commercial success.

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

THE SUCCESS OF OUR ELEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

The success of our elearning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our website fails for any reason or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our elearning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenue and operating results and harm our reputation with corporate customers, subscribers and commerce partners. The satisfactory performance, reliability and availability of our website and computer infrastructure are critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our website and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the website are uncertain. We have in the past experienced difficulties in upgrading our website infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our website or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

BECAUSE MANY USERS OF OUR ELEARNING SOLUTIONS WILL ACCESS THEM OVER THE INTERNET, FACTORS ADVERSELY AFFECTING THE USE OF THE INTERNET OR OUR CUSTOMERS' NETWORKING INFRASTRUCTURES COULD HARM OUR BUSINESS.

Many of our customers' users access our elearning solutions over the Internet or through our customers' internal networks. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our elearning solutions, which would adversely affect customer satisfaction and therefore our business.

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

Additionally, a requirement for the continued growth of accessing elearning solutions over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers' networks, or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise of technology we use to protect content and transactions, our products or our customers' proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. The privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

OUR WORLDWIDE OPERATIONS ARE SUBJECT TO RISKS THAT COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenue and are subject to inherent risks, including:

•	difficulties or delays in developing and supporting non-English language versions of our products and services;
•	political and economic conditions in various jurisdictions;
•	difficulties in staffing and managing foreign subsidiary operations;
•	longer sales cycles and account receivable payment cycles;
•	multiple, conflicting and changing governmental laws and regulations;
•	foreign currency exchange rate fluctuations;
•	protectionist laws and business practices that may favor local competitors;
•	difficulties in finding and managing local resellers;
•	potential adverse tax consequences;
•	the absence or significant lack of legal protection for intellectual property rights; and
•	our smaller presence in particular markets, small number of sales people and small number of products localized

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

OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.

The period between our initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle, include:

•	our need to educate potential customers about the benefits of our products;
•	competitive evaluations by customers;
•	the customers' internal budgeting and approval processes;
•	the fact that many customers view training products as discretionary spending, rather than purchases essential to their business;
•	the fact that we target large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise; and
•	the customers philosophy may not be accepting of our type of solution.

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

Third parties have in the past and could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction barring the sale of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to the combined company or at all. From time to time we learn of parties that claim broad intellectual property rights in the elearning area that might implicate our offerings. These parties or others could initiate actions against us in the future.

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

OUR TAX RETURNS AND POSITIONS ARE SUBJECT TO REVIEW AND AUDIT BY FOREIGN, FEDERAL, STATE AND LOCAL TAXING AUTHORITIES, AND ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME OR OTHER TAX RETURNS, INCLUDING THE ONGOING AUDIT BY THE INTERNAL REVENUE SERVICE OF OUR U.S. FEDERAL INCOME TAX RETURNS FOR THE TAX YEARS ENDED JANUARY 31, 2010 AND 2011, COULD EXPOSE US TO GREATER THAN ANTICIPATED TAX LIABILITIES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

We are subject to income taxes in Ireland, the United States and other foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our tax returns are routinely subject to audit and review by applicable federal, state and foreign taxing authorities, and such audits and reviews may result in additional taxes, interest and penalties, which could adversely impact our financial condition, results of operations or cash flows.

As described in Note 7  of the notes to our audited consolidated financial statements included herein, in August 2011 we were notified by the U.S. Internal Revenue Service (“IRS”) that our U.S. federal income tax return for the tax year ended January 31, 2010 had been selected for examination, and in December 2011 the IRS added our tax return for the tax year ended January 31, 2011 to its examination.

We understand that the IRS examination consists of a review of, among other matters, our February 2009 transfer of intellectual property from the United States to Ireland. The IRS examination could ultimately result in a challenge to any of our reported tax positions, including the tax treatment of the Senior Credit Facilities. As of January 31, 2013, the examination is ongoing and the IRS has not proposed any adjustments to our reported tax positions. Although we estimate that it is reasonably possible that the IRS could propose material adjustments to our taxable income, we have not adjusted our tax reserves as a result of the ongoing examination. We intend to contest any material assessment at the IRS Office of Appeals and, if necessary, in court.  We believe that our filing positions will be sustained on their technical merits.  However, no assurance can be made that a settlement will be agreed upon, or that we will otherwise prevail in the final resolution of this matter.  If the IRS prevails, a cash payment would be required, thereby negatively and adversely impacting our financial condition, results of operations, and cash flows.

While we are unable to predict the outcome of this or any other tax audit or its potential impact on our operating results or financial position, we may incur substantial costs regardless of the outcome and the diversion of management time and attention resulting from the IRS examination could potentially have an adverse effect on our financial condition, results of operations and cash flows. We will continue to reassess the adequacy of our existing tax reserves as the examination progresses and, through that process, we may determine the need to increase our existing reserves by a material amount.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 68,755 square feet. We have one lease for 43,355 square feet of space and a second for 25,400 square feet of space. The leases for both locations have been extended to June 2014 and September 2013, respectively. In addition to our United States headquarters, our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; Knoxville, Tennessee; Rochester, New York; Fredericton, New Brunswick, Canada; and Scottsdale, Arizona.

Our worldwide headquarters are located in Dublin, Ireland, where we currently lease and occupy a 17,807 square foot facility, which primarily houses our main content development center.

In Norwood, Massachusetts, we currently lease and occupy 6,570 square feet. This facility houses the operations of our Books24x7® product development team under a lease that expires in December 2016.

In Knoxville, Tennessee, we currently lease and occupy 9,025 square feet. This facility houses our compliance team under a lease that expires in February 2016.

In Rochester, New York, we currently lease a 94,800 square foot facility and occupy a portion of such facility under a lease that expires in December 2017. This facility primarily houses product development resources and a part of our inside sales organization. During the fiscal year ended January 31, 2013, we consolidated and reorganized this facility, including entering into a sublease with respect to a portion of the facility.

In Canada, we currently lease a total of 47,906 square feet in two buildings in Fredericton, New Brunswick. The Fredericton facility primarily houses our mentoring operations, telesales and certain customer service and support personnel under a lease that expires in August 2017.

In Scottsdale, Arizona, where part of our telesales operation is located and where our Live Learning® virtual classroom team is based, we currently lease a total of 18,153 square feet. The lease for this location expires in March 2018.

We also lease sales offices in a number of other countries including the United Kingdom, Germany, Austria and Australia, and we lease a development office in Belfast, Northern Ireland.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed, including with respect to our Nashua locations.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public trading market for our ordinary shares.

Shareholders

There was one owner of record of our ordinary shares as of January 31, 2013.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, and the selected consolidated balance sheet data as of January 31, 2012 and 2013 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended January 31, 2009 and 2010, and the selected consolidated balance sheet data as of January 31, 2009, 2010 and 2011, have been derived from other audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in any future period.

	PREDECESSOR			SUCCESSOR (1)
	Year Ended January 31, 2009	Year Ended January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	Year Ended January 31, 2012	Year Ended January 31, 2013
	(In thousands)
Revenues	$328,494	$314,968	$97,538	$149,673	$329,129	$379,949
Cost of revenues	35,992	29,436	9,226	19,618	31,989	38,010
Cost of revenues - amortization of intangible assets	5,203	128	40	43,678	66,050	60,603
Gross profit	287,299	285,404	88,272	86,377	231,090	281,336
Operating expenses:
Research and development	49,540	43,764	17,131	31,887	55,626	58,260
Selling and marketing	108,416	95,594	40,378	61,407	119,575	140,864
General and administrative	36,774	34,724	21,828	22,478	33,418	48,062
Amortization of intangible assets	11,212	8,117	1,137	29,347	66,350	63,137
Acquisition related expenses	-	-	15,063	22,639	3,500	4,010
Merger and integration related expenses	761	-	-	-	4,516	13,193
Restructuring	1,523	49	-	-	2,723	4,497
SEC investigation	49	-	-	-	-	-
Total operating expenses	208,275	182,248	95,537	167,758	285,708	332,023
Operating gain (loss)	79,024	103,156	(7,265)	(81,381)	(54,618)	(50,687)
Other (expense) income, net	1,480	(943)	385	(1,619)	(1,419)	(131)
Interest income	1,550	269	95	66	154	906
Interest expense	(14,218)	(7,553)	(3,723)	(48,834)	(62,006)	(65,771)
Income (loss) before provision (benefit) for income taxes	67,836	94,929	(10,508)	(131,768)	(117,889)	(115,683)
Provision (benefit) for income taxes	18,959	23,561	(1,894)	(12,678)	(17,550)	(18,565)
Net income (loss) before discontinued operations	$48,877	$71,368	$(8,614)	$(119,090)	$(100,339)	$(97,118)
Income (loss) from discontinued operations, net of income taxes	1,912	-	-	-	192	(165)
Net income (loss)	$50,789	$71,368	$(8,614)	$(119,090)	$(100,147)	$(97,283)

(1)

Consolidated statement of operations information for the period from May 26, 2010 through January 31, 2011, the fiscal year ended January 31, 2012 and January 31, 2013 are not comparable to preceding periods due to the acquisition of Skillsoft PLC on May 26, 2010.

	PREDECESSOR		SUCCESSOR (2)
	As of January 31, 2009	As of January 31, 2010	As of January 31, 2011	As of January 31, 2012	As of January 31, 2013
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,952	$80,241	$35,199	$28,908	$39,048
Working capital (deficit)	(11,858)	30,065	(56,285)	(70,999)	(91,365)
Long-term investments, deferred tax assets, net & other assets	81,583	58,962	26,048	25,430	32,535
Total assets	575,100	586,231	1,392,987	1,430,566	1,392,428
Long-term debt	122,131	83,500	622,973	712,309	755,034
Shareholder's equity	204,056	251,160	427,823	328,987	245,400
(2) Balance sheet data as of January 31, 2011, 2012 and 2013 are not comparable to preceding periods due to the acquisition of Skillsoft PLC on May 26, 2010.

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

On May 26, 2010, SSI Investments III Limited ("SSI III"), a wholly owned subsidiary of SSI Investments II Limited ("SSI II"), completed its acquisition of Skillsoft PLC (the "Acquisition"), which was subsequently re-registered as a private limited company and whose corporate name changed from Skillsoft PLC to Skillsoft Limited ("Skillsoft"). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms the "Company", "we", "us", "our" and other similar terms refer to (a) prior to the Acquisition of Skillsoft, Skillsoft and its subsidiaries (the "Predecessor") and (b) from and after the Acquisition of Skillsoft, SSI II and its subsidiaries including Skillsoft (the "Successor").

On October 14, 2011, we announced that our indirect subsidiaries, Skillsoft Corporation and Skillsoft Ireland Limited, completed their acquisition of Element K from NIIT Ventures, Inc., an indirect subsidiary of NIIT Limited (the “Element K acquisition”). Element K was acquired for approximately $110 million in cash.

The Element K acquisition adds to our existing offerings in learning content and learning platform technology through the addition of Element K's complementary offerings in elearning content, virtual labs, ILT print materials and custom development services. Also, the addition of Element K employees in sales, customer support and product development strengthens our long-term ability to compete for a greater share of the approximately $48 billion global corporate training market that includes many larger players with more comprehensive product offerings.

On September 25, 2012, Skillsoft Ireland Limited (the "Buyers"), an indirect subsidiary of SSI II, completed the first closing of the cash offer (the “Offer”) for the entire issued and to be issued share capital of ThirdForce Group Limited Company (“MindLeaders”), at which time it received acceptances from approximately 91.3% of the issued and outstanding shares of MindLeaders. The Offer remained open for acceptance until October 11, 2012 for any remaining shareholders to accept the Offer and receive their funds. For the remaining 1.8% of shareholders, which did not accept the Offer by that time, the Buyers served notice on those shareholders of its intention to compulsorily acquire their shares as allowed under Irish securities law, based on the same terms of the initial Offer. All remaining shares were legally acquired during November 2012.

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

Overview

We are a pioneer in the field of learning with a long history of innovation. We provide cloud based learning solutions for our customers worldwide, ranging from global enterprises, government, and education to mid-sized and small businesses. Our customer support teams draw on a wealth of in-house experience and a comprehensive learning e-library to develop off-the-shelf and custom learning programs tailored to cost-effectively meet customer needs. Our courses, books and videos have been developed by industry leading learning experts to ensure that they maximize business skills, performance, and talent development.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the fiscal year ended January 31, 2013 met the requirements for capitalization.

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

Amortization of intangible assets for the period following the Acquisition represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition, the acquisition of the Element K business (“Element K”), the acquisition of ThirdForce Group, plc (“MindLeaders”) and the acquisition of 50 Lessons Limited (“50 Lessons”). The amortization of intangible assets for the period prior to the Acquisition represents amortization of similar intangible asset categories from the Predecessor's acquisitions of NETg, Targeted Learning Corporation (“TLC”), Books24x7® and GoTrain Corp. and the Predecessor's merger with Skillsoft Corporation (the “SmartForce Merger”).

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to our acquisitions.

Merger and integration related expenses primarily consist of salaries paid to Element K employees for transitional work assignments and facility costs for leased space only expected to be utilized for a short term during the transition period. These costs are being incurred to support systems and process integration activities.

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

Business Outlook

In the fiscal year ended January 31, 2013, we generated revenue of $379.9 million as compared to $329.1 million in the fiscal year ended January 31, 2012. We reported a net loss in the fiscal year ended January 31, 2013 of $97.3 million as compared to a net loss of $100.1 million in the fiscal year ended January 31, 2012.

The net loss for the fiscal years ended January 31, 2012 and January 31, 2013 was primarily driven by the activities resulting from, and related to, the Acquisition, the acquisition of Element K and the acquisition of MindLeaders. The significant components related to the Acquisition, the acquisition of Element K and the acquisition of MindLeaders include the following as of January 31, 2012 and January 31, 2013 (amounts in millions):

	Fiscal Year Ended January 31,
	2012	2013
Impact to reductions to deferred revenue in purchase accounting	$16.5	$15.9
Amortization of intangible assets related to content and technology	66.1	60.6
Impact to reductions to prepaid commissions in purchase accounting	(1.4)	(1.3)
Impact to reductions to prepaid royalties in purchase accounting	(2.0)	(2.0)
Amortization of intangible assets	66.4	63.1
Acquisition related expenses	3.5	4.0
Merger and integration related expenses	4.5	13.2
Restructuring	2.7	4.5
Interest expense from borrowings	62.0	65.8
Total of acquisition and acquisition related activities	$218.3	$223.8

We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for elearning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter sales cycles that include the impact of additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles with new customers; and to a lesser extent, with our existing and renewing customers. Despite these challenges, our core business this fiscal year has performed generally with our expectations. In response to the cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

During the fiscal year ending January 31, 2014, we will continue to focus on revenue generation primarily by:

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

We record reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the fiscal year ended January 31, 2013.

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

We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company has determined that it is comprised of one reporting unit for purposes of evaluating potential impairment of goodwill. Based upon our fiscal 2013 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions, we determined our reporting unit’s estimated fair value is substantially in excess of the carrying value and management has concluded that the reporting unit is not at risk of failing step one of the goodwill impairment analysis. In addition, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

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

Successor

On November 16, 2010 the Manager of SSILuxco II S.A. (“Luxco II”), a Luxembourg entity which is an indirect parent of the Company, adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Options granted under the 2010 Plan become exercisable based on a combination of service-, performance- and market-based vesting conditions. Share-based compensation expense is recognized on service-based option grants over the requisite service period. In the fourth quarter fiscal 2013, we recognized $14.2 million of share-based compensation expense within research and development, selling and marketing and general and administrative expenses, which includes $8.1 million of share-based compensation attributable to services performed in prior periods, which should have been recognized in those periods.  The correction of the cumulative expense to date in the current period was not considered material to our current or prior consolidated financial statements.

The fair value of the options with service-based conditions is estimated on the date of grant using the Black-Scholes option pricing model. Key assumptions used in estimating the grant date fair value of these options are as follows: interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate. The expected term of the time vesting options are based on the “simplified” methodology, the mathematical mean of the average vesting period and the contractual life of the options, as allowed by the guidance, because with no public market for our shares, we do not currently have a reasonable basis to estimate post Acquisition exercise patterns. We review the historical and implied volatility of publicly traded companies within our industry and utilize the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on recent employee termination observations.

The fair value of the options with performance- and market-based vesting conditions are estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of options with service-based conditions only and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. We also have to assume a time horizon to when the performance conditions of the options will be met.

The fair value of the Luxco II shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The Board of Directors, in conjunction with the compensation committee of the general partner of our ultimate parent, SSI Pooling, L.P., and SSILuxco II, felt this most accurately represented fair market value due to the close timing proximity between the issuance of the share-based payments and the Acquisition. This assertion was supported by a contemporaneous valuation to estimate the fair value of our ordinary shares in connection with the issuance of share-based payment awards. We performed a valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the fiscal years ended January 31, 2013 using a similar methodology that was used in the previous periods following the Acquisition. We relied on this valuation analysis in determining the fair value of the share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

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

Related Party Transactions

Upon completion of the Acquisition, certain of our parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to us and certain of our parent and subsidiary entities until the tenth anniversary of the consummation of the Acquisition, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. For the period from May 26, 2010 to January 31, 2011 and for the fiscal years ended January 31, 2012 and January 31 2013 we recognized $1.0 million, $1.5 million and $1.6 million, respectively, of management fees in our statement of operations. After satisfaction of certain Irish regulatory requirements, Skillsoft became a party to the management agreement.

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

Results of Operations

Comparison of the Fiscal Years Ended January 31, 2012 and 2013

Revenue

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
Revenue:
United States	$252,700	$294,321	$41,621	16%
International	92,890	101,504	8,614	9%
Fair value adjustments to deferred revenue	(16,461)	(15,876)	585	(4%)
Total	$329,129	$379,949	$50,820	15%

The increase in revenue for the fiscal year ended January 31, 2013 versus the fiscal year ended January 31, 2012 was primarily the result of additional revenue as a result of the Element K acquisition and the MindLeaders acquisition of approximately $26.3 million and $8.5 million, respectively. The remaining increase in revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year as compared to the same prior year period.

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
Cost of revenue	$31,989	$38,010	$6,021	19%
As a percentage of revenue	10%	10%
Cost of revenue – amortization of intangible assets	66,050	60,603	(5,447)	(8%)
As a percentage of revenue	20%	16%

The increase in cost of revenue for the fiscal year ended January 31, 2013 versus the fiscal year ended January 31, 2012 was primarily due to a $4.3 million increase in cost of sales attributed to consulting fees, headcount, royalties and hosting expenses related to the Element K acquisition. In addition, we incurred incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition, the Element K acquisition and the MindLeaders acquisition).

The decrease in cost of revenue - amortization of intangible assets for the fiscal year ended January 31, 2013 versus the fiscal year ended January 31, 2012 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the full year amortization of intangible assets acquired in the Element K acquisition and the 50 Lessons acquisition, as well as amortization of intangible assets acquired in the MindLeaders acquisition.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
Research and development	$55,626	$58,260	$2,634	5%
As a percentage of revenue	17%	15%

The increase in research and development expense in the fiscal year ended January 31, 2013 versus the fiscal year ended January 31, 2012 was primarily due to increased compensation and benefits expense of $5.2 million as a result of stock compensation recognized in fiscal 2013 of $1.5 million, as well as an increase in headcount. This was partially offset by a reduction in outsourced software and content development costs of $2.8 million.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
Selling and marketing	$119,575	$140,864	$21,289	18%
As a percentage of revenue	36%	37%

The increase in selling and marketing expense in the fiscal year ended January 31, 2013 versus the fiscal year ended January 31, 2012 was primarily due to increased compensation and benefits expense of $13.6 million as a result of stock compensation recognized in fiscal 2013 of $3.8 million as well as an increase in headcount (of which approximately $5.0 million and $0.3 million was a result of the Element K acquisition and the MindLeaders acquisition, respectively). We also incurred an increase in commission expense of $4.1 million (of which approximately $2.1 million was a result of the Element K acquisition). The increase in headcount also contributed to an increase in travel and office expenses of $1.1 million. Furthermore, we incurred incremental marketing costs of $2.3 million to support our sales growth initiatives.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
General and administrative	$33,418	$48,062	$14,644	44%
As a percentage of revenue	10%	13%

The increase in general and administrative expense in the fiscal year ended January 31, 2013 versus the fiscal year ended January 31, 2012 was primarily due to increased compensation and benefits expense of $9.7 million as a result of stock compensation recognized in fiscal 2013 of $9.0 million. We also incurred a $2.9 million increase in professional service costs which was primarily driven by incremental legal costs associated with the refinancing of certain of our debt. In addition, we incurred an increase in sales and use tax of $0.7 million.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
Amortization of intangible assets	$66,350	$63,137	$(3,213)	(5%)
As a percentage of revenue	20%	17%
Acquisition related expenses	3,500	$4,010	510	15%
As a percentage of revenue	1%	1%
Merger and integration related expenses	4,516	13,193	8,677	192%
As a percentage of revenue	1%	3%
Restructuring	2,723	4,497	1,774	65%
As a percentage of revenue	1%	1%

The decrease in amortization of intangible assets in the fiscal year ended January 31, 2013 versus the fiscal year ended January 31, 2012 was primarily due to accelerated amortization in earlier years related to the timing of the expected utilization of intangible assets which resulted from the Acquisition. This was partially offset by amortization incurred from intangible assets related to the Element K acquisition and MindLeaders acquisition.

The increase in acquisition related expenses for the fiscal year ended January 31, 2013 as compared to the fiscal year ended January 31, 2012 was primarily due to activity related to the MindLeaders acquisition (which was $3.4 million in fiscal 2013) as well as costs incurred in the fiscal year ended January 31, 2013 as a result of the Element K acquisition.

In the fiscal year ended January 31, 2013 we incurred approximately $13.2 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s and Mindleader’s operations into ours. Included in these costs are salary and benefits for Element K and Mindleader employees conducting transition activities, consulting fees associated with the Element K acquisition and MindLeaders acquisition and transitional systems and process integration activities. We expect these integration efforts to be materially completed in the fiscal year ended January 31, 2014. In the fiscal year ended January 31, 2012 we incurred approximately $4.5 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours.

In the fiscal year ended January 31, 2013, we initiated a plan to consolidate and reorganize the space utilized in our Rochester facility. This consolidation of utilized space is a result of the workforce reduction plan we executed during the fiscal year ended January 31, 2012 related to the Element K acquisition. We accrued $0.9 million in accrued expense and other long term liabilities on our consolidated balance sheets representing the loss incurred on a sublease with a new tenant which was executed in the first quarter of the fiscal year ended January 31, 2013 for a portion of the space in the Rochester facility. In addition, we committed to a workforce reduction plan as a result of the acquisition of MindLeaders in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the fiscal year ended January 31, 2013 of $3.6 million which related primarily to one-time termination benefits.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
Other (expense) income, net	$(1,419)	$(131)	$1,288	(91%)
As a percentage of revenue	(0%)	(0%)
Interest income	154	$906	752	488%
As a percentage of revenue	0%	0%
Interest expense	(62,006)	(65,771)	(3,765)	6%
As a percentage of revenue	(19%)	(17%)

The decrease in other (expense), net for the fiscal year ended January 31, 2013 as compared to the fiscal year ended January 31, 2012 was primarily due to foreign currency fluctuations.

The decrease in interest income for the fiscal year ended January 31, 2013 as compared to the fiscal year ended January 31, 2012 was primarily due to interest income recognized in conjunction with the contractual payment terms of the sale of the Training Channel Enablement (TCE).

The increase in interest expense for the fiscal year ended January 31, 2013 as compared to the fiscal year ended January 31, 2012 was primarily due to incremental interest expense on borrowings related to the Element K acquisition and MindLeaders acquisition and partially offset by the repricing of our Senior Credit Facilities during the fiscal year ended January 31, 2013.

Provision for Income Taxes

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2012	2013
(In thousands, except percentages)
Benefit for income taxes	$(17,550)	$(18,565)	$(1,015)	6%
As a percentage of revenue	(5%)	(5%)

For the fiscal year ended January 31, 2012 and the fiscal year ended January 31, 2013, our effective tax rates from continuing operations were 14.9% and 16.0%, respectively. The increase in the benefit for income taxes that we recorded for the fiscal year ended January 31, 2013 as compared to the benefit for income taxes recorded in the previous period is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the fiscal year ended January 31, 2013, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the fiscal year ended January 31, 2012, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

Income from Discontinued Operations

For the fiscal year ended January 31, 2013 we recorded a loss from discontinued operations, net of tax of $0.2 million as compared to income from discontinued operations, net of tax of $0.2 million for the fiscal year ended January 31, 2012. In December 2011, we decided to sell the TCE business acquired in the Element K acquisition due to the fact that we did not believe this product was consistent with our strategy and our profit model. We do not feel the discontinued operations will have a material impact on our financial condition or liquidity through the date when risks associated with the operations will be transferred or otherwise terminated. In addition, we do not feel there will be any material contingent liabilities that remain after the sale or disposal of the operations.

On March 21, 2012, we entered into an asset purchase agreement pursuant to which we agreed to sell to Logical Operations Inc. certain of the TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012.

Comparison of the Fiscal Years Ended January 31, 2011 and 2012

	Predecessor	Successor
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	Fiscal Year Ended January 31, 2012
Revenues	$97,538	$149,673	$329,129
Cost of revenues	9,226	19,618	31,989
Cost of revenues - amortization of intangible assets	40	43,678	66,050
Gross profit	88,272	86,377	231,090
Operating expenses:
Research and development	17,131	31,887	55,626
Selling and marketing	40,378	61,407	119,575
General and administrative	21,828	22,478	33,418
Amortization of intangible assets	1,137	29,347	66,350
Acquisition related expenses	15,063	22,639	3,500
Merger and integration related expenses	-	-	4,516
Restructuring	-	-	2,723
Total operating expenses	95,537	167,758	285,708
Operating loss	(7,265)	(81,381)	(54,618)
Other (expense) income, net	385	(1,619)	(1,419)
Interest income	95	66	154
Interest expense	(3,723)	(48,834)	(62,006)
Loss before benefit for income taxes	(10,508)	(131,768)	(117,889)
Benefit for income taxes	(1,894)	(12,678)	(17,550)
Net loss before discontinued operations	$(8,614)	$(119,090)	$(100,339)
Income from discontinued operations, net of an income tax provision of $96 in fiscal 2012	-	-	(192)
Net loss	$(8,614)	$(119,090)	$(100,147)

Revenue

	Predecessor	Successor
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	Fiscal Year Ended January 31, 2012
Revenue:
United States	$72,583	$160,378	$252,700
International	24,955	57,439	92,890
Fair value adjustments of deferred revenue	-	(68,144)	(16,461)
Total	$97,538	$149,673	$329,129

The increase in revenue for the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to the result of the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition. In addition, we realized additional revenue as a result of the acquisition of Element K of approximately $14.7 million. The increase in revenue was primarily related to a higher level of subscription based revenue from deferred revenue at the beginning of the fiscal year ended January 31, 2013 as compared to the same prior year period.

Costs and Expenses

The increase in cost of revenue in the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition). In addition we incurred incremental expenses associated with transitioning Element K customer contracted product obligations assumed in the Element K acquisition.

The increase in cost of revenue - amortization of intangible assets in the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to the timing of the Acquisition. In addition, we incurred the amortization of intangible assets acquired from 50 Lessons and Element K.

The increase in research and development expense in the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to incremental software and content development costs of $7.1 million and increased compensation and benefits expense of $3.9 million during the fiscal year ended January 31, 2012 compared to the prior year period. This was partially offset by a reduction of $4.9 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

The increase in selling and marketing expense in the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to increased compensation and benefits expense of $10.4 million as a result of an increase in headcount (of which approximately $2.2 million is as a result of the Element K acquisition) and an increase in commission expense of $3.5 million in the fiscal year ended January 31, 2013 compared to the prior year period. The increase in headcount also contributed to an increase in travel and office expenses of $1.0 million. In addition, there was a $7.3 million increase in commission expense resulting from the write-off of prepaid commissions in purchase accounting related to the Acquisition, which was partially offset by the impact of the write-off of prepaid commissions in purchase accounting related to the acquisition of Element K. We incurred incremental consulting fees of $1.3 million and increased marketing costs of $1.2 million to support our sales growth initiatives in the fiscal year ended January 31, 2013 compared to the prior year period. This was partially offset by a reduction of $8.3 million in share-based compensation resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition.

The decrease in general and administrative expense in the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to a reduction in share-based compensation of $11.8 million resulting from the acceleration of vesting and settlement of stock options in the Predecessor prior to the Acquisition. This was partially offset by an increase in compensation and benefits expense of $1.1 million in the fiscal year ended January 31, 2013.

The increase in amortization of intangible assets in the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to the timing of the Acquisition, as the fiscal year ended January 31, 2012 included twelve full months of amortization expense. In addition, we incurred the amortization of intangible assets acquired from 50 Lessons and Element K.

The decrease in acquisition related expenses for the fiscal year ended January 31, 2012 as compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to activity related to the Acquisition being substantially complete in fiscal 2011, which was partially offset by incremental activity related to the acquisition of Element K.

In the fiscal year ended January 31, 2012 we incurred approximately $4.5 million of merger and integration related expenses as a result of our efforts to integrate Element K’s operations into ours. Included in these costs are salary and benefits for Element K’s employees conducting transition activities; as well as charges related to facility costs for leased space only expected to be utilized for a short term during the transition period, transitional systems and process integration activities.

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

The increase in other (expense), net for the fiscal year ended January 31, 2012 as compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to foreign currency fluctuations.

The increase in interest expense in the fiscal year ended January 31, 2012 compared to the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011) was primarily due to the timing of when borrowings incurred in connection with the Acquisition were entered into, as the fiscal year ended January 31, 2012 included twelve full months of interest expense related to Acquisition related borrowings. This was partially offset by certain non-recurring interest costs which were incurred during the Successor period of May 26, 2010 to January 31, 2011. In addition, we incurred incremental interest expense on borrowings related to the acquisition of Element K.

Provision for Income Taxes

For the fiscal year ended January 31, 2012 our effective tax rates from continuing operations was 14.9% compared to 9.6% and 18.0% for the Successor period of May 26, 2010 to January 31, 2011 and Predecessor period of February 1, 2010 to May 25, 2010, respectively. The tax benefit we recorded for the fiscal year ended January 31, 2012 can primarily be attributed to the loss from operations, adjusted for certain permanently non-deductible expenses, which were incurred in connection with the Acquisition. For the fiscal year ended January 31, 2012, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For both the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011), our effective tax rate differed from the Irish statutory rate primarily due to certain permanently non-deductible expenses incurred in connection with the Acquisition.

Income from Discontinued Operations

For the fiscal year ended January 31, 2012 we recorded income from discontinued operation, net of tax of $0.2 million. In December 2011, we decided to sell the TCE business acquired from Element K due to the fact that we did not believe this product was consistent with our strategy and our profit model. We do not feel the discontinued operations will have a material impact on our financial condition or liquidity through the date when risks associated with the operations will be transferred or otherwise terminated. In addition, we do not feel there will be any material contingent liabilities that remain after the sale or disposal of the operations.

On March 21, 2012, we entered into an asset purchase agreement pursuant to which we agreed to sell to Logical Operations Inc. certain of the TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012.

We did not have any income from discontinued operations in the prior year period (which includes the Predecessor period of February 1, 2010 to May 25, 2010 and the Successor period of May 26, 2010 to January 31, 2011).

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended January 31,
	2012	2013
Net cash provided by operating activities	$30,361	$35,860
Net cash used in investing activities	(119,103)	(68,701)
Net cash provided by financing activities	80,940	43,496
Effect of exchange rate changes on cash and cash equivalents	1,511	(515)
Net (decrease) increase in cash and cash equivalents	$(6,291)	$10,140

At January 31, 2013, our principal source of liquidity was our cash and cash equivalents, which totaled $39.0 million, as compared to $28.9 million at January 31, 2012. In addition, we have $40.0 million available to borrow under the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $35.9 million for the fiscal year ended January 31, 2013 reflects both our operating results and changes in working capital. Our net loss for the fiscal year ended January 31, 2013 was $97.3 million, which reflects the impact of non-cash expenses for depreciation and amortization of $129.2 million, share-based compensation of $14.2 million, non-cash interest expense of $4.9 million, and which was partially offset by a non-cash tax benefit of $24.5 million. Net cash provided by operating activities also includes an increase in deferred revenue of $18.8 million. This was partially offset by an increase in accounts payable of $7.5 million and accrued expenses of $4.2 million during the period. The increase in deferred revenue was primarily the result of an increase in order intake and billings in the fiscal year ended January 31, 2013 as compared to the fiscal year ended January 31, 2012. The decrease in accounts receivable of $1.8 million compares to an increase in accounts receivable of $27.1 million for the fiscal year ended January 31, 2012. This change period over period is primarily due to collections during the fiscal year ended January 31, 2013 on accounts receivables assumed from the Element K acquisition in the fiscal year ended January 31, 2012 as well as the general timing of collections. The decrease in accrued expenses of $4.2 million compares to an increase in accrued expenses of $9.9 million for the fiscal year ended January 31, 2012. This change period over period is primarily due to payments made during the fiscal year ended January 31, 2013 on accrued expenses assumed from the Element K acquisition in fiscal 2012.

Net cash used in investing activities was $68.7 million for the fiscal year ended January 31, 2013, which includes cash used to acquire MindLeaders of $62.3 million, net of cash acquired, as well as purchases of property and equipment of $6.4 million.

Net cash provided by financing activities was $43.5 million for the fiscal year ended January 31, 2013. This was the result of borrowings under our senior credit facilities of $45.7 million, net of debt acquisition costs and original issue discount. During this period, we made principal payments on our debt of $3.1 million.

We had a working capital deficit of approximately $91.4 million as of January 31, 2013 as compared to working capital deficit of approximately $71.0 million as of January 31, 2012. The increase in working capital deficit was primarily due to cash used for the acquisition of MindLeaders of $16.6 million (net of borrowed funds and cash received). In addition, we made purchases of property and equipment of $6.4 million.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through March 2018. In addition, we have Senior Credit Facilities which will be paid out over the next four years and Senior Notes due in five years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through the fiscal year ended January 31, 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at January 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations principal	$765,500	$4,650	$9,300	$441,550	$310,000
Debt obligations interest (1)	289,187	57,489	114,272	100,182	17,244
Contractual minimums	10,000	2,500	5,000	2,500	-
Operating lease obligations	16,424	4,827	6,544	4,855	198
Total obligations	$1,081,111	$69,466	$135,116	$549,087	$327,442

(1)

Represents the contractually required interest payments on the debt obligations in existence as of January 31, 2013 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made subsequent to January 31, 2013 on the variable rate debt were calculated using the interest rates in effect as of the latest interest rate reset date prior to January 31, 2013, plus the applicable spread.

We do not have any contingent considerations related to the Acquisition, the Element K acquisition, or the MindLeaders acquisition, nor do we have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

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

As a result of the Acquisition, the Element K acquisition and the MindLeaders acquisition, we are highly leveraged. As of January 31, 2013, we have outstanding $765.5 million in aggregate indebtedness, with an additional $40.0 million of borrowing capacity available under our revolving credit facility. As of January 31, 2013, the revolving credit line facility was undrawn. Interest expense for the fiscal year ended January 31, 2013 was $65.8 million.

Senior Credit Facilities

Our Senior Credit Facilities consist of a $465.0 million term loan facility and a $40.0 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans”. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions.

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 2.75%, provided that the base rate is not lower than 2.25% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.25% plus a margin of 3.75%. As of January 31, 2013, the applicable base rate was 3.25% and adjusted LIBOR was 1.25%. On December 31, 2012, we elected our interest calculation to be based on adjusted LIBOR. The applicable margin percentage for the revolving credit facility is 2.50% per annum for base rate loans and 3.50% per annum for LIBOR rate loans.

Our Senior Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

•	a percentage initially expected to be 50% (subject to reduction to 25% and 0% based upon our leverage ratio) of our annual excess cash flow;

•	100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence of certain debt, other than debt permitted under our Senior Credit Facilities

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

In addition, our Senior Credit Facilities require us to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. The financial covenant requires us to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. As of January 31, 2013, we were in compliance with this financial covenant and all nonfinancial covenants under our Senior Credit Facilities.

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

Pursuant to the Incremental Amendment, Morgan Stanley Senior Funding, Inc. agreed to provide an additional $50 million in new term loans (the “Additional Term Loans”) conditioned upon, among other things, the acquisition by Skillsoft Ireland Limited, an Irish private limited company and an indirect subsidiary of SSI Investments II Limited, of at least 80% of the outstanding capital stock of ThirdForce Group PLC (the “MindLeaders Acquisition”), substantially concurrently with the borrowing of such Additional Term Loans. The Incremental Amendment restricts the use of proceeds from such Additional Term Loans solely (i) to finance the MindLeaders Acquisition, (ii) repay any existing debt of MindLeaders and its subsidiaries and (iii) to pay fees and expenses in connection with the Incremental Amendment and the MindLeaders Acquisition. The Additional Term Loans have the same terms as the original term loans, including with respect to interest rate (including applicable margins), amortization, maturity date and optional and mandatory prepayments. In addition, prior to the MindLeaders Acquisition and the Incremental Amendment, Holdings, the Borrower and the lenders party thereto amended the Credit Agreement to permit the MindLeaders Acquisition under the Credit Agreement.

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

Senior Notes

We have outstanding $310.0 million principal amount of 11.125% Senior Notes due 2018. Cash interest on the senior notes accrues and is payable semiannually on June 1 and December 1 of each year at a rate of 11.125% per annum. The first cash interest payment was made on December 1, 2010. The senior notes are unsecured senior obligations of SSI II and SSI Co-Issuer LLC, a wholly owned subsidiary of SSI II, and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of Skillsoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities. The guarantees of the senior notes are joint and several and will terminate upon the following customary circumstances:  (i) the sale, exchange, disposition or transfer (by merger or otherwise) of all of the capital stock of a Guarantor, or all or substantially all of its assets; (ii) the release or discharge of the guarantee of the other indebtedness which resulted in the creation of the guarantee by such Guarantor under the Indenture; (iii) the proper designation of a Guarantor as an “Unrestricted Subsidiary” and (iv) the legal defeasance, covenant defeasance, or  satisfaction and discharge of the Indenture, in each such case specified in clauses (i) through (iv) above in accordance with the requirements therefore set forth in the Indenture.

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

The indenture governing the senior notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on our assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits us and our subsidiaries to incur additional indebtedness, including secured indebtedness. As of January 31, 2013, we were in compliance with these nonfinancial covenants contained in the indenture governing the senior notes.

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

As a result of the Acquisition, the acquisition of Element K and the acquisition of MindLeaders, we incurred debt and we are highly leveraged. The following chart shows our level of indebtedness as of January 31, 2013:

January 31, 2013
(dollars in millions)
Senior Credit Facilities	$455.5
11.125% Senior Notes due 2018	310.0
Total	$765.5

At January 31, 2013, our outstanding debt under our Senior Credit Facilities bears interest based on a floating rate index with a minimum rate of 1.25%. A 0.125% increase to a floating rate greater than 1.25% could cause our annual interest expense to increase by approximately $0.6 million. Interest expense is sensitive to changes in the general level of U.S. interest rates; however, the current rate index is well below 1.25%. If circumstances were to change we would take any necessary steps to mitigate potential risk.

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and British pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013 gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $0.3 million, $(1.8) million, $(1.5) million and $0.3 million, respectively. As of January 31, 2013, we were not party to any derivative financial instruments with respect to our exposure to foreign currency rates.

Item 8. Financial Statements and Supplementary Data

Incorporated by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Operating Results” and our audited consolidated financial statements for the fiscal year ended January 31, 2013 beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 31, 2013, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Below is a list of the names, ages as of March 31, 2013 and positions, and a brief account of the business experience, of the individuals who serve as the executive officers and directors of the Company.

Name	Age	Position
Executive Officers
Charles E. Moran	58	President and Chief Executive Officer
Thomas J. McDonald	63	Chief Financial Officer
Jerald A. Nine Jr.	55	Chief Operating Officer
Mark A. Townsend	60	Co-Chief Product Officer
Colm M. Darcy	49	Co-Chief Product Officer
Anthony P. Amato	48	Chief Accounting Officer
Board of Directors
Michael C. Ascione	41	Director
John Maldonado	37	Director
David W. Humphrey	35	Director
Imelda Shine	43	Director
Ferdinand von Prondzynski	58	Director
Eugene Regan	61	Director
Thomas G. Murray	56	Director
Lelia O'Hea	36	Director

Charles E. Moran, age 58, has served as our President and Chief Executive Officer since May 2010. Mr. Moran was appointed Chairman of the Board of Directors of Skillsoft Limited in November 2006 and has served as a director and has held the position of President and Chief Executive Officer of Skillsoft Limited since Skillsoft Limited’s merger with Skillsoft Corporation in September 2002. Mr. Moran is a founder of Skillsoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until Skillsoft Limited’s merger with Skillsoft Corporation in September 2002.

Thomas J. McDonald, age 63, has served as our Chief Financial Officer and Secretary since May 2010, and has served as Chief Financial Officer and Executive Vice President of Skillsoft Limited since Skillsoft Limited’s merger with Skillsoft Corporation in September 2002. Mr. McDonald also served as Skillsoft Limited’s Assistant Secretary from September 2002 until April 2010, and has served as Skillsoft Limited’s Secretary since April 2010. Mr. McDonald is a founder of Skillsoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until Skillsoft Limited’s merger with Skillsoft Corporation in September 2002.

Jerald A. Nine, Jr., age 55, has served as our Chief Operating Officer since May 2010, and has served as Chief Operating Officer of Skillsoft Limited since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from September 2002, the time of Skillsoft Limited’s merger with Skillsoft Corporation, until February 2004. Mr. Nine is a founder of Skillsoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 until Skillsoft Limited’s merger with Skillsoft Corporation in September 2002.

Mark A. Townsend, age 60, has served as a Co-Chief Product Officer since February 2013, and served as our Executive Vice President, Technology from May 2010 to February 2013.  Mr. Townsend served as Executive Vice President, Technology of Skillsoft Limited from Skillsoft Limited’s merger with Skillsoft Corporation in September 2002 until May 2010. Mr. Townsend is a founder of Skillsoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with Skillsoft Corporation in September 2002.

Colm M. Darcy, age 49, has served as a  Co-Chief Product Officer since February 2013, and served as our Executive Vice President, Content Development from May 2010 to February 2013.  Mr. Darcy served as Executive Vice President, Content Development of Skillsoft Limited from Skillsoft Limited’s merger with Skillsoft Corporation in September 2002 until May 2010. From April 2002 to September 2002, Mr. Darcy served as Skillsoft Limited’s Executive Vice President, Research and Development and from January 2002 to April 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with Skillsoft Limited from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining Skillsoft Limited, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Republic of Ireland’s Department of Health and Child Welfare.

Anthony P. Amato, age 48, has served as our Chief Accounting Officer since May 2010, and has served as Vice President, Finance and Chief Accounting Officer of Skillsoft Limited since August 2006. From May 2005 until August 2006, Mr. Amato served as Vice President of Finance Operations and Treasury for Skillsoft Limited. From May 2003 to May 2005, Mr. Amato served as Director of International Finance/Corporate Treasurer for Skillsoft Limited. Prior to joining Skillsoft Limited, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002.

Michael C. Ascione, age 41, has served as a director since June 2010. Mr. Ascione is currently a Managing Director at Berkshire Partners LLC, a Boston-based private equity firm, having joined the firm in 2001. Mr. Ascione also serves on the Board of Directors of several private companies. Before joining Berkshire Partners, Mr. Ascione was director of business development at an IT services firm, a senior associate at a private equity firm and started his career in the Corporate Finance and Principal Investment Area at Goldman, Sachs & Co. Mr. Ascione holds a B.S. from Boston College and an M.B.A. from Harvard Business School. Mr. Ascione’s private equity, financial and business experience qualify him to serve as a director.

John Maldonado, age 37, has served as a director since May 2010. Mr. Maldonado is currently a Managing Director at Advent International, having joined the firm in 2006. Mr. Maldonado also serves on the board of directors of several private companies and Vantiv, Inc., a company which provides electronic payment processing services to merchants and financial institutions throughout the United States. Prior to joining Advent International, Mr. Maldonado was at Parthenon Capital from 2004-2006, at Bain Capital from 2000 to 2002 and a consultant with the Parthenon Group from 1998 to 2000. Mr. Maldonado received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College. Mr. Maldonado’s private equity, consulting, business services and financial experience qualify him to serve as a director.

David Humphrey, age 35, has served as a director since May 2010. Mr. Humphrey is currently a Managing Director in the Private Equity group of Bain Capital, having joined the firm in 2001. Mr. Humphrey also serves on the board of directors of Bright Horizons Family Solutions, Inc., Genpact Limited and Bloomin’ Brands, Inc. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University. Mr. Humphrey’s private equity, mergers and acquisitions and investment banking experience qualify him to serve as a director.

Imelda Shine, age 43, has served as a director since February 2010. Ms. Shine is currently the Managing Director of Intertrust Management Ireland Limited, having established Intertrust’s Irish operation in February 2009. Ms. Shine is a director of several private companies. Prior to joining Intertrust, Ms. Shine served as Portfolio Manager at Davy Private Clients from October 2006 until September 2008, as Associate Director of Bank of Ireland Asset Management from January 2003 until September 2006, Vice President & Director Global Product Management (Global Equities) for OppenheimerFunds from September 1998 until January 2003 and Product Manager with LGT Asset Management (Formerly GT Global) from March 1993 until August 1998. Ms. Shine holds a Bachelor of Business Studies and Masters in Marketing Practice from the Smurfit Graduate School of Business. Ms. Shine’s education, international financial services and business experience qualify her to serve as a director.

Ferdinand von Prondzynski, age 58, has served as a director since June 2010, and served as a director of Skillsoft Limited from November 2001 to May 2010. Dr. von Prondzynski currently serves as Principal and Vice-Chancellor of Robert Gordon University, Aberdeen. Dr. von Prondzynski served as the President of Dublin City University (DCU), one of Ireland’s leading higher education institutions, from July 2000 until July 2010. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski has been a member of Ireland’s National Competitiveness Council since 2002. Dr. von Prondzynski is also a director of Knockdrin Estates Ltd. and several private companies. Dr. von Prondzynski’s leadership role at DCU, his 10 years on the Board of Directors of Skillsoft Limited and his legal, financial and business experience qualify him to serve as a director.

Eugene Regan, age 61, an economist and lawyer, has served as a director since December 2010. Since entering private legal practice in 1995, Mr. Regan has been a practising barrister at the Irish Bar in Dublin. Prior to 1995, Mr. Regan was a Director and General Manager of Agra Trading Ltd, an international trading company. Mr. Regan also served as a member of the Cabinet of an Irish Commissioner at the European Commission in Brussels and was also Chief Executive of the Irish Meat Exporters Association. Mr. Regan is currently a director of a number of companies in the Mutual Funds area. He holds a B.A. and M.A. in economics from University College Dublin, an M.A. in International and European law from the Vrije Universiteit Brussels, Belgium, and a diploma in Applied Finance from the Irish Management Institute in Dublin. Mr. Regan was a Senator in the Irish Senate, from July 2007 - April 2011 (the Upper House of the Irish Parliament). Mr. Regan’s legal, political, financial and business experience qualify him to serve as a director.

Thomas G. Murray, age 56, has served as a director since June 2011. Mr. Murray currently serves as a non-executive director of several companies and regulated funds including UCITs, QIFs and other management entities. He is also on the boards of several investment companies including entities managed by Barclays, Deutsche and Skandia, where he also serves on the Investment Committee. Mr. Murray is also a director of Touax Rail Ltd., an international leasing operation. Mr. Murray also served as a director of Merion Finance Ltd, a corporate finance firm, from November 2003 to December 2008. Mr. Murray is a graduate of University College Dublin and qualified as a Chartered Accountant with Coopers & Lybrand in 1980. Mr. Murray was a member of the National Futures Association between 1990 and 1992, and in 2011 obtained a diploma in Directors Duties and Responsibilities from the Institute of Chartered Accountants in Ireland. Mr. Murray’s financial services, accounting and business experience qualify him to serve as a director.

Lelia O’Hea, age 36, has served as a director since September 2011. Ms. O’Hea is currently a Relationship Manager with Intertrust Management Ireland Limited, and has served in this capacity since May, 2010. Ms. O’Hea is a qualified solicitor who was admitted to the Roll of Solicitors in Ireland in 2008. Prior to joining Intertrust, Ms. O’Hea served from July 2006 to April 2010 as a solicitor with P.J. O’Driscolls, Solicitors, a general practice law firm with a focus on both private client and commercial business. Ms. O’Hea also currently serves as a non-executive director for several private limited companies. Ms. O’Hea’s legal background and experience serving as a director of several private limited companies and, previously, two public limited companies, qualify her to serve as a director.

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

Audit Committee

The board of directors of SSI Pooling GP, Inc. (“SSI Pooling GP”), a Cayman Islands exempted company and the general partner of our parent company, (“Parent Board”), maintains an audit committee. The members of the Parent Board’s audit committee are Messrs. Michael C. Ascione, John Maldonado and David Humphrey, each of whom were appointed on November 12, 2010. The Parent Board has not determined whether or not any of its members who serve on the audit committee is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Parent Board has determined, however, that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of its audit committee to provide effective oversight of the Company’s financial reporting and internal control over financial reporting. Accordingly, the Parent Board does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of the Parent Board’s audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, the Parent Board considered the knowledge gained by the current members of its audit committee in connection with their prior experience.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In the fiscal year ended January 31, 2013, the Compensation Committee of the Board of Directors consisted of Michael Ascione, David Humphrey and John Maldonado (the “Compensation Committee”). The Compensation Committee operates under the authority established in the Compensation Committee charter approved by the Board of Directors in June 2011. Prior to adoption of the Compensation Committee charter, the Compensation Committee operated in a manner that was consistent with the authority established under the charter. The Compensation Committee’s primary responsibility is to oversee the compensation relating to our principal executive officer, principal financial officer and our three most highly compensated executive officers (our “Named Executive Officers”). In this role, the Compensation Committee reviews and approves compensation decisions relating to our Named Executive Officers. In addition, the Compensation Committee has responsibilities related to our incentive compensation plans (which our Named Executive Officers do not participate in) and the SSILuxco II S.A., 2010 Equity Incentive Plan (the “2010 Plan”). SSILuxco II S.A. is a Luxembourg entity which is an indirect parent of the Company (“Luxco II”).

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

To achieve those objectives, the Compensation Committee evaluates and implements our Named Executive Officer compensation program with the goal of setting compensation at levels the Compensation Committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, our Named Executive Officer compensation program ties a substantial portion of each Named Executive Officer’s overall compensation to our financial performance as measured by metrics such as adjusted EBITDA and bookings. In addition, a percentage of total cash compensation may be paid by the Compensation Committee on a discretionary basis tied to activities such as achievement of strategic initiatives. The Compensation Committee works in conjunction with the compensation committee of SSI Pooling GP, the general partner of our ultimate parent, SSI Pooling L.P. (“Parent”), to provide a portion of the Named Executive Officer compensation in the form of share options in Luxco II granted pursuant to the 2010 Plan. Share options in Luxco II granted to our Named Executive Officers are subject to time-based and performance and market-based vesting conditions. We believe these grants help to retain our Named Executive Officers and align their interests with those of our Parent’s shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation and the performance based vesting requirements.

From time to time, historically, in making compensation decisions for the Named Executive Officers, the Compensation Committee received input from an independent compensation consulting firm engaged by the Compensation Committee, Compensia. In fiscal 2012, Compensia provided the Compensation Committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. This peer group consisted of companies the Compensation Committee believed were generally comparable to our company in terms of size (based on revenue, market capitalization, profitability and/or number of employees) or industry and/or against which the Compensation Committee believed we could compete for executive talent. The peer group used for purposes of presenting information to the Compensation Committee for the fiscal year ended January 31, 2012 was comprised of the following 23 companies: Advent Software, ANSYS, Blackbaud, Blackboard, Capella Education, Concur Technologies, Deltek, Digital River, Informatica, j2 Global Communications, K12, Kenexa, Microstrategy, Morningstar, Quest Software, Strayer Education, Taleo, Tibco Software, The Advisory Board, The Corporate Executive Board, The Ultimate Software Group, ValueClick and Websense (the “Peer Group”). In addition, in the fiscal year ended January 31, 2012 Compensia provided the Compensation Committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements.

In the fiscal year ended January 31, 2013, given the compensation decisions and changes that had been implemented in the fiscal year ended January 31, 2012 based on the information and data provided by Compensia, the Compensation Committee elected not to engage Compensia and made no changes to the base salaries or incentive cash compensation for the Named Executive Officers. The Compensation Committee determined that the information gathered with Compensia for fiscal 2012 was appropriate and did not require updating for fiscal 2013. Furthermore, no changes were made to the general structure of the compensation plans for the Named Executive Officers. In addition, in establishing the compensation plans for fiscal 2013, the Compensation Committee considered data with respect to the amount of compensation paid to each Named Executive Officer by particular compensation element in prior periods. This enabled the Compensation Committee to evaluate historical compensation changes and the amount of incentive compensation earned as a percentage of base pay against historical company performance.

The Compensation Committee also considers input from our chief executive officer and the compensation committee of SSI Pooling GP. In the fiscal year ended January 31, 2013, SSI Pooling GP’s compensation committee included Richard Lubin, Steven Tadler, and Ian Loring, representatives of Berkshire Partners LP, Advent International and Bain Capital, LP, respectively and Mr. Michael Fleisher, who was added to the Compensation Committee of SSI Pooling GP in April 2012. Mr. Lubin, Mr. Loring and Mr. Tadler are also members of the SSI Pooling GP’s board of directors. Input from these sources is communicated to the Compensation Committee at its request and at meetings of the Compensation Committee, which our chief executive officer attends, and includes information with respect to the performance and contributions of other members of the executive management team. Our chief executive officer is not present during the executive session conducted by the Compensation Committee at its meetings. When asked by the Compensation Committee, our chief executive officer provides recommendations with respect to financial and operational objectives and offers his view regarding the overall structure of the plans.

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee and to discontinue such services. In accordance with this authority, the Compensation Committee engaged Compensia in the fiscal year ended January 31, 2012 as an independent compensation consultant to advise the Compensation Committee on matters related to executive compensation. The Company assessed the independence of Compensia pursuant to Item 407(e)(3)(iv) of Regulation S-K and concluded that no conflict of interest existed that would prevent Compensia from independently representing the Compensation Committee. In the fiscal year ended January 31, 2012, Compensia provided the Compensation Committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. The study was provided to the Compensation Committee in February 2011. The Compensation Committee did not engage Compensia for the fiscal year ended January 31, 2013.

The Compensation Committee has established the following guidelines to assist it in making compensation decisions for our Named Executive Officers. These guidelines are expressed, for a particular element of compensation, as the target percentile of the range of that compensation element paid to similarly situated executives of the companies in the Peer Group. Consistent with the fiscal years ended January 31, 2011 and 2012, respectively, for the fiscal year ended January31, 2013, we kept total target cash compensation for our Named Executive Officers at approximately the 75th percentile of the Peer Group. In establishing this general guideline, the Compensation Committee reconsidered the Peer Group data provided by Compensia in fiscal 2012, the performance of the executive management team over an extended period of time and its desire to enhance the retentive value of the cash compensation program. Also, in the fiscal year ended January 31, 2013, the Compensation Committee maintained its philosophy with respect to the establishment of base salaries for our Named Executive Officer cash compensation program. The Compensation Committee kept base salaries for our Named Executive Officers at the 75th percentile of the Peer Group.

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

The primary elements of our Named Executive Officer compensation program are:

•	base salary;
•	cash incentive bonuses;
•	share option awards in Luxco II;
•	employee benefits; and
•	severance benefits.

Base Salary

Base salary is used to compensate our Named Executive Officers for the general performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our Named Executive Officers, the Compensation Committee considers data from our Peer Group, as well as a variety of other factors, including any contractual commitments to that individual, the seniority of the individual, the level of the individual’s responsibility, our ability to replace the individual, and the base salary of the individual at his prior employment, if applicable. Each of our Named Executive Officers has an employment agreement dating from either 1998 or 2002 that provides for a minimum annual base salary (see “Employment Agreements and Potential Termination Payments” below). The current base salaries of those Named Executive Officers are in excess of their minimum base salaries as provided for in their employment agreements, and those employment agreements are not a significant factor in the Compensation Committee’s base salary decisions. Base salaries are reviewed at least annually by the Compensation Committee.

In the fiscal year ended January 31, 2012, the Compensation Committee adopted a new philosophy and practice with respect to the setting of base salaries for our Named Executive Officers. Previously, base salaries had been targeted at the 25th percentile of the benchmarking data. In fiscal 2012, in the context of broader structural changes to our Named Executive Officers cash compensation program implemented in the first full fiscal year following the Acquisition by our Sponsors, the Compensation Committee aligned base salaries with the 75th percentile of the benchmarking data presented by Compensia in fiscal 2012.

In the fiscal year ended January 31, 2013, given the compensation decisions and changes that had been implemented in fiscal 2012, based on the information and data provided by Compensia, no changes were made to the base salaries for the Named Executive Officers.

Cash Incentive Bonuses

The Compensation Committee establishes an incentive compensation program for our Named Executive Officers on an annual basis. Historically, this program provided for quarterly and annual cash bonuses that were tied to the achievement of company specific objectives. In the fiscal year ended January 31, 2012, the Compensation Committee eliminated the quarterly cash bonus opportunities and put in place incentive cash bonus opportunities tied solely to annual objectives – and this philosophy and practice was continued in the fiscal year ended January 31, 2013. The annual cash incentive bonuses are generally intended to compensate our Named Executive Officers for the achievement of corporate strategic and financial objectives. Each Named Executive Officer is assigned a target bonus under this incentive compensation program, with more senior executives typically having a higher target bonus as a percentage of such executive’s base salary. The financial targets measured pursuant to the incentive compensation program generally conform to the financial metrics contained in the internal operating plan adopted by the board of directors at the beginning of each fiscal year. The Compensation Committee approves the objectives on which bonus payments are based, the allocation of the target bonus among the various performance objectives, and the formula for determining potential bonus amounts based on the achievement of those objectives using budgeted or plan objectives established at the beginning of the relevant fiscal year.

The amounts of the target bonuses were set by the Compensation Committee based in large part on the benchmarking data provided by Compensia in the fiscal year ended January 31, 2012 and the Compensation Committee’s philosophy of setting total cash compensation (base salary and target bonus) at approximately the 75th percentile of the Peer Group. In the fiscal year ended January 31, 2013, the target bonuses for the cash incentive element of our Named Executive Officer Compensation Program were the same as those set in the prior fiscal year.

The table below shows the target bonuses for the Named Executive Officers, both as a percentage of annual base salary and in dollars, for the fiscal year ended January 31, 2013.

Name	As a Percentage of Base Salary	Target Amount
Charles E. Moran	100%	$616,000
Thomas J. McDonald	75%	$264,000
Jerald A. Nine, Jr.	75%	$308,250
Mark A. Townsend	65%	$190,450
Colm M. Darcy	65%	$190,450

For each Named Executive Officer, 100% of his target bonus was allocated to the annual bonus opportunities. The annual bonuses were based on adjusted EBITDA objectives (25% of annual target bonus) and bookings objectives (45% of annual target bonus), with the remaining 30% of the annual target bonus being discretionary. For the discretionary component, the Compensation Committee discussed that it would review the ongoing status and implementation of growth initiatives undertaken by the Company, review the status of strategic opportunities considered and completed by the Company and perform a general assessment of the organizational structure and changes made thereto based on our long-term objectives. These performance metrics were selected by the Compensation Committee because the Compensation Committee believes these are the key operating metrics that are the basis for driving long term shareholder value. For purposes of this incentive compensation program, adjusted EBITDA targets are set, and performance is measured with amounts payable to the Named Executive Officers.

For the fiscal year ended January 31, 2013, the maximum bonus that could be earned, based on annual bonus metrics described above, was 250% of the target bonus and the minimum was 0%. For adjusted EBITDA and bookings, three levels of targets were set, with 100% of the allocated target bonus payable if the second performance level target (level 2) was attained and 150% of the allocated target bonus payable if the third performance level target (level 3) was attained. Between the level 1 and the level 2 targets, a pro rata percentage of the level 2 target is earned based on achievement between the level 1 and level 2 targets. A similar pro rata percentage is earned for adjusted EBITDA or bookings between level 2 and level 3. No bonus is earned for performance below the level 1 target. For the discretionary component, the Compensation Committee set only level 2 and level 3 bonus opportunities, with no bonus being paid below level 2.

When adopting the program for the fiscal year ended January 31, 2013, the Compensation Committee set the annual targets for each category of performance objectives based on the Company’s internal operating plan. The objectives included in the fiscal year ended January 31, 2013 incentive compensation program for our Named Executive Officers were set at levels that were designed to be attainable if the Company had what we consider to be a successful year, but were by no means certain or even probable of being attained.

The bonuses actually paid under the fiscal year ended January 31, 2013 incentive compensation program for our Named Executive Officers, based on the annual bonus metrics described above, were approximately 180% of the executive’s target bonus. For adjusted EBITDA, our performance was above level 3, with 100% of the level 2 and level 3 opportunities being paid. For bookings, our performance was between level 2 and level 3, with 100% of the level 2 opportunity being paid and approximately 18.75% of the level 3 opportunity being paid. Based on the Compensation Committee’s review of the achievements and activities undertaken by the Company in the fiscal year ended January 31, 2013, the Compensation Committee approved paying 80% of the maximum discretionary bonus opportunity.

Performance Metric	Level 3 Target	Actual Result
FY13 Adjusted EBITDA	$133.0 million	$139.2 million

For purposes of the Named Executive Officer compensation plans, the adjusted EBITDA targets and actual results set forth above do not include incentive compensation payable to the Named Executive Officers.

We do not publicly disclose our bookings or bookings targets. We consider our actual and targeted bookings to be confidential information and we believe that disclosure of that information could be used by others in a manner that could cause us competitive harm. The bookings objectives included in the fiscal year ended January 31, 2013 executive incentive compensation program were set at levels that were designed to be attainable, but were by no means certain or even probable of being attained.

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

On November 16, 2010, the Manager of Luxco II adopted the “2010 Plan” to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). In addition, Luxco II delegated administration of the 2010 Plan to the board of directors of SSI Pooling. Awards under the 2010 Plan are intended to align the incentives of the executives of Luxco II and its subsidiaries with those of Luxco II’s direct and indirect shareholders.

Stock options granted to date are subject to time-based and performance-based vesting conditions, based on the return received (or deemed received) by the Sponsors on their initial equity investment in Parent and upon the occurrence of certain events, including, a change in control of Parent or its subsidiaries. Shares of Luxco II acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

A summary of stock option activity under the 2010 Plan for the period from May 26, 2010 to January 31, 2013 is contained in Note 9 of the Notes to the Consolidated Financial Statements. No options were granted to our Named Executive Officers in the fiscal year ended January 31, 2013 and we do not anticipate granting options to our Named Executive Officers in the fiscal year ended January 31, 2014.

Employee Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Named Executive Officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we match 100% of the employees’ 401(k) contributions up to 3% of eligible compensation, subject to various limitations (including a limit of $2,400 per employee annually). This match is available to all employees who participate in our 401(k) plan.

In addition, our chief financial officer, Thomas McDonald, does not reside in New England. Consequently, we make available to him housing and a car when he is in New Hampshire. We also reimburse Mr. McDonald for the expenses associated with his travel to and from New Hampshire. For additional information regarding these benefits, please refer to the Summary Compensation Table below and the narrative description that follows it.

Severance Benefits:

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

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction for compensation for publicly traded companies in excess of $1.0 million paid to chief executive officers and three other executive officers (other than the chief financial officer) whose compensation is required to be disclosed to the shareholders by reason of being among our most highly compensated officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. While we were a publicly traded company, we structured our share option awards and other incentive compensation to comply with the provisions of Section 162(m) so that the compensation remained tax deductible to us. Following the Acquisition, since the equity securities of the Company are no longer publicly traded, Section 162(m) no longer applies to the Company. In making decisions about executive compensation, the Compensation Committee takes into account certain tax and accounting considerations, including Sections 409A and 280G of the Code.

Executive Compensation

The following table sets forth the total compensation for the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor) and the fiscal years ended January 31, 2012 and January 31, 2013 for our Named Executive Officers who were serving as executive officers on January 31, 2013.

Name and Principal Position	Period Ending	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)1	($)2	($)3	($)
Charles E. Moran	January 31, 2013	616,000	-	-	-	1,109,763	14,462	1,740,225
President & CEO	January 31, 2012	616,000	-	-	-	1,415,774	14,462	2,046,236
	January 31, 2011	255,126	-	-	10,924,142	1,214,983	9,334	12,403,585
	May 25, 2010	116,874	-	-	-	569,043	14,911,479	15,597,396

Thomas J. McDonald	January 31, 2013	352,000	-	-	-	475,613	73,450	901,063
CFO	January 31, 2012	352,000	-	-	-	606,760	65,340	1,024,100
	January 31, 2011	172,828	-	-	4,667,284	517,927	39,923	5,397,962
	May 25, 2010	79,172	-	-	-	242,573	9,451,860	9,773,605

Jerald A. Nine, Jr.	January 31, 2013	411,000	-	-	-	555,332	10,520	976,852
COO	January 31, 2012	411,000	-	-	-	708,462	10,520	1,129,982
	January 31, 2011	193,402	-	-	6,488,316	612,318	7,604	7,301,640
	May 25, 2010	88,598	-	-	-	286,782	6,192,175	6,567,555

Mark A. Townsend	January 31, 2013	293,000	-	-	-	343,108	8,250	644,358
Co-Chief Product Officer	January 31, 2012	293,000	-	-	-	437,718	8,250	738,968
	January 31, 2011	137,165	-	-	1,655,259	386,913	6,027	2,185,364
	May 25, 2010	62,835	-	-	-	181,212	6,343,919	6,587,966

Colm M. Darcy	January 31, 2013	293,000	-	-	-	343,108	8,250	644,358
Co-Chief Product Officer	January 31, 2012	293,000	-	-	-	437,718	8,250	738,968
	January 31, 2011	137,165	-	-	1,655,259	386,913	6,027	2,185,364
	May 25, 2010	62,835	-	-	-	181,212	1,199,170	1,443,217

(1)

The amounts in this column reflect the grant date fair value of stock options granted under our equity plans in the fiscal year ended January 31, 2011. The grant date fair value was determined using the Black-Scholes option pricing model and the Monte-Carlo simulation approach. There can be no assurance that these amounts will ever be realized. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion of the assumptions we used to calculate these amounts. Grants of options which become exercisable on service vest over a period of 5 years (20% of the options vest on each of the first, second, third, fourth and fifth anniversaries of May 26, 2010) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant (November 16, 2010). Options with performance-based conditions vest based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

(2)	The amounts in this column reflect cash bonus awards earned by our Named Executive Officers for performance under our executive incentive compensation program.
(3)	All Other Compensation is comprised of the following:

Name	Period Ending	Personal Benefits	Life Insurance Premiums	Defined Contribution Plans	Vacation	Cancellation of Options
		($) (a)	($) (b)	($) (c)	($)1 (d)	($) (e)
Charles E. Moran	January 31, 2013	-	216	2,400	11,846	-
	January 31, 2012	-	216	2,400	11,846	-
	January 31, 2011	-	535	1,646	7,153	-
	May 25, 2010	-	245	754	-	14,910,480

Thomas J. McDonald	January 31, 2013	64,065	216	2,400	6,769	-
	January 31, 2012	55,955	216	2,400	6,769	-
	January 31, 2011	37,742	535	1,646	-	-
	May 25, 2010	24,122	245	754	-	9,426,739

Jerald A. Nine, Jr.	January 31, 2013	-	216	2,400	7,904	-
	January 31, 2012	-	216	2,400	7,904	-
	January 31, 2011	-	535	1,646	5,423	-
	May 25, 2010	-	245	754	-	6,191,176

Mark A. Townsend	January 31, 2013	-	216	2,400	5,634	-
	January 31, 2012	-	216	2,400	5,634	-
	January 31, 2011	-	535	1,646	3,846	-
	May 25, 2010	-	245	754	-	6,342,920

Colm M. Darcy	January 31, 2013	-	216	2,400	5,634	-
	January 31, 2012	-	216	2,400	5,634	-
	January 31, 2011	-	535	1,646	3,846	-
	May 25, 2010	-	245	754	-	1,198,171

(a)       The personal benefits for Thomas J. McDonald include $3,220, $6,932, $10,152 and $10,680 for use of an apartment leased by us for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively, $1,036, $2,564, $3,240 and $3,024 for use of a company-leased vehicle for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively, $10,890, $14,203, $28,652 and $33,334 for personal travel for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively, and $9,814, $13,205, $13,912 and $17,026 for reimbursement of tax obligations related to such personal benefits for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively.

(b)        Represents premiums paid by us for life insurance for which the Named Executive Officer is the named beneficiary.

(c)        Reflects amounts paid by us pursuant to our 401(k) matching program, with limits of $100 per pay period, up to a maximum of $2,400 per year.

(d)        Includes amounts paid for the period from February 1, 2010 to May 25, 2010 and the period from May 26, 2010 through January 31, 2011, fiscal year 2012 and fiscal year 2013 as accrued and unused vacation time per our policy.

(e)        Represents amounts paid to each Named Executive Officer in connection with the cancellation of all Skillsoft Options held by such Named Executive Officer on the date of the Acquisition.

The following table sets forth information concerning each grant of an award made to a Named Executive Officer during the fiscal year ended January 31, 2013 under our non-equity incentive plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Units	All Other Stock Awards: Number of Securities Underlying Option	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Options Awards
		($) (2)	($) (3)	($) (4)			($/Sh)
Charles E. Moran	2/1/12	5,495	616,000	1,540,000	-	-	-	-

Thomas J. McDonald	2/1/12	2,355	264,000	660,000	-	-	-	-

Jerald A. Nine, Jr.	2/1/12	2,750	308,250	770,625	-	-	-	-

Mark A. Townsend	2/1/12	1,699	190,450	476,125	-	-	-	-

Colm M. Darcy	2/1/12	1,699	190,450	476,125	-	-	-	-

(1)       Reflects the threshold, target and maximum cash award amounts under our executive incentive compensation program for the fiscal year ended January 31, 2013 effective as of February 1, 2012. The amounts actually paid to the named executive officers under our fiscal year 2013 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

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

(4)        Reflects the total maximum amount that could have been earned if the maximum targets for all of the annual metrics had been achieved

Information Relating to Equity Awards and Holdings

The following table sets forth information concerning outstanding share options and equity incentive plan awards for each of the Named Executive Officers as of January 31, 2013. The Named Executive Officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexcerised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Charles E. Moran	40,091	200,441	(1)	-	100	11/16/2020

Thomas J. McDonald	17,129	85,637	(1)	-	100	11/16/2020

Jerald A. Nine, Jr.	23,812	119,050	(1)	-	100	11/16/2020

Mark A. Townsend	6,075	30,371	(1)	-	100	11/16/2020

Colm M. Darcy	6,075	30,371	(1)	-	100	11/16/2020

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

The table below shows the benefits potentially payable to each of our Named Executive Officers if he were terminated without cause or resigned for good reason, or in the case of Messrs. McDonald and Townsend, if he were terminated for any reason or resigned for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2013.

	Severance Payments
Name	Base Salary	Bonus (1)	Benefits	Total
Charles E. Moran	616,000	1,540,000	-	2,156,000
Thomas J. McDonald	176,000	-	3,976	179,976
Jerald A. Nine, Jr.	411,000	770,625	-	1,181,625
Mark A. Townsend	146,500	-	10,749	157,249
Colm M. Darcy	221,500	-	-	221,500

(1)            Represents maximum performance bonus for a one year period

Compensation of Non-Executive Directors

In the fiscal year ended January 31, 2011, the Board of Directors established a compensation program for those directors of the Company who were (i) not nominees of any party interested in shares of the Company; (ii) not nominees of any party providing professional services to the Company; and (iii) not holding any executive office with the Company or any of its subsidiaries (such a director being a “Non-Executive Director”). Under the program, each Non-Executive Director receives cash compensation as follows:

•	an annual payment of $25,000;
•

in respect of the fifth and each succeeding Board of Directors meeting held in person (i.e. excluding any meeting of the Board held by means of conference telephone, video-conferencing or other telecommunications equipment by means of which all persons participating in the Board of Directors meeting can hear each other speak) in each fiscal year, a payment of $1,500 for each such meeting, the aggregate of such additional payments in any one fiscal years not to exceed $15,000; and

•	reimbursement of all reasonable vouched out of pocket expenses incurred in the performance of duties as a Non-Executive Director.

Any director who is in office only for a portion of a fiscal year shall only be entitled to be paid a pro-rated portion of such remuneration reflecting such portion of the year during which he held office.

We currently have three Non-Executive Directors, each of whom is eligible for cash remuneration as described above: Dr. Ferdinand von Prondzynski, Eugene Regan and Thomas G. Murray.

The following table sets forth information concerning the compensation of our Non-Executive Directors for the fiscal year ended January 31, 2013.

Name	Fees Earned Or Paid in Cash ($)
Ferdinand von Prondzynski	28,000
Eugene Regan	28,000
Thomas G. Murray	28,000

We have entered into a corporate secretarial services agreement with Intertrust Management Ireland Limited (“Intertrust”), Ms. Shine and Ms. O’Hea, pursuant to which Intertrust, Ms. Shine and Ms. O’Hea have agreed to provide director services to us and certain of our parent and subsidiary entities. Pursuant to such agreement, we have agreed to pay Ms. Shine and Ms. O'Hea $3,000 for each entity upon whose board of directors that each of Ms. Shine and Ms. O’Hea serves. For the fiscal year ended January 31, 2013, we paid $28,800 and $12,000 to each of Ms. Shine and Ms. O’Hea, respectively, for their service on our and our affiliate entities’ boards.

In addition, for fiscal 2013, we paid Intertrust $122,018, inclusive of VAT, for related corporate secretarial services.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors are Messrs. Ascione, Humphrey and Maldonado, each of whom became members of the Compensation Committee in October 2010. None of our executive officers have served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of our Compensation Committee. Mr. Ascione is a Managing Director at Berkshire Partners LLC, and its affiliates are beneficial shareholders of the Company. Mr. Maldonado is a Managing Director at Advent International, and its affiliates are beneficial shareholders of the Company. Mr. Humphrey is a Managing Director at Bain Capital, and its affiliates are beneficial shareholders of the Company. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended January 31, 2013.

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

The following table sets forth, as of March 31, 2013, the number and percentage of securities beneficially owned by each person known to us to beneficially own more than 5% of the outstanding shares of Parent (“Units”)/as-exercised shares of Luxco II (collectively, the “Securities”), each director and named executive officer of SSI Investments II Limited and all directors and executive officers of SSI Investments II Limited as a group. The beneficial ownership percentages reflected in the table below are based on 5,349,883 Units outstanding as of March 31, 2013. Notwithstanding the beneficial ownership of Units presented below, the rights of the holders of Units are governed by certain agreements, including an agreement of exempted limited partnership of Parent, a shareholders’ agreement of SSI Pooling GP, the general partner of Parent, and a management stockholders agreement between Luxco II and the managers party thereto. The parties to the shareholders’ agreement of SSI Pooling GP have agreed to vote their shares to elect the board of directors of SSI Pooling GP as set forth therein. See “Certain Relationships and Related Party Transactions.”

Except as described in the agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the following Units.

	Amount and Nature of Beneficially Owned
Name if Beneficial Owner	Units (a)	Shares Subject to Options Currently Exercisable or Exercisable within 60 Days	Total Number of Units	Percent of Class
Berkshire Unit Holders (1)	2,130,955.72	-	2,130,955.72	39.8%
Advent Investments (2)	1,581,346.52	-	1,581,346.52	29.6%
Bain Unit Holders (3)	1,581,346.52	-	1,581,346.52	29.6%
Directors
Michael C. Ascione (4)	2,130,955.72	-	2,130,955.72	39.8%
David W. Humphrey (5)	1,581,346.52	-	1,581,346.52	29.6%
John Maldonado	-	-	-	-
Imelda Shine	-	-	-	-
Ferdinand von Prondzynski	-	-	-	-
Eugene Regan	-	-	-	-
Thomas G. Murray	-	-	-	-
Lelia O'Hea	-	-	-	-
Named Executive Officers
Charles E. Moran (6)	24,992.99	60,136.80	85,129.79	1.6%
Thomas J. McDonald (7)	4,998.60	25,693.20	30,691.80	*
Jerald A. Nine Jr. (8)	9,997.20	35,718.00	45,715.20	*
Mark A. Townsend (9)	4,998.60	9,112.20	14,110.80	*
Colm M. Darcy (10)	2,499.30	9,112.20	11,611.50	*
All directors and executive officers as a group (14 persons)	3,761,788.37	140,567.40	3,902,355.77	71.1%

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

(2)

The funds managed by Advent International Corporation own 100% of Advent SS Investments (Cayman) Limited Shareholding which ultimately has a 29.6% ownership of SSI Investments II Limited.  The indirect beneficial ownership of the funds managed by Advent International Corporation consists of 6,828,197 units beneficially held by Advent International GPE VI Limited Partnership, 4,565,719 units beneficially held by Advent International GPE VI-A Limited Partnership, 344,938 units beneficially held by Advent International GPE VI-B Limited Partnership, 351,209 units beneficially held by Advent International GPE VI-C Limited Partnership, 321,419 units beneficially held by Advent International GPE VI-D Limited Partnership, 849,801 units beneficially held by Advent International GPE VI-E Limited Partnership, 1,284,109 units beneficially held by Advent International GPE VI-F Limited Partnership, 809,035 units beneficially held by Advent International GPE VI-G Limited Partnership, 249,296 units beneficially held by Advent Partners GPE VI 2008 Limited Partnership, 9,407 units beneficially held by Advent Partners GPE VI 2009 Limited Partnership, 20,383 units beneficially held by Advent Partners GPE VI 2010 Limited Partnership, 23,518 units beneficially held by Advent Partners GPE VI-A Limited Partnership and 21,951 units beneficially held by Advent Partners GPE VI-A 2010 Limited Partnership.  Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of GPE VI GP Limited Partnership and GPE VI GP (Delaware) Limited Partnership.  GPE VI GP Limited Partnership is the general partner of Advent International GPE VI Limited Partnership, Advent International GPE VI-A Limited Partnership, Advent International GPE VI-B Limited Partnership, Advent International GPE VI-F Limited Partnership and Advent International GPE VI-G Limited Partnership.  GPE VI GP (Delaware) is the general partner of Advent International GPE VI-C Limited Partnership, Advent International GPE VI-D Limited Partnership and Advent International GPE VI-E Limited Partnership.  Advent International Corporation is the manager of Advent International LLC, which in turn is the general partner of Advent Partners GPE VI 2008 Limited Partnership, Advent Partners GPE VI 2009 Limited Partnership, Advent Partners GPE VI 2010 Limited Partnership, Advent Partners GPE VI-A Limited Partnership and Advent Partners GPE VI-A 2010 Limited Partnership.   Limited partners of Advent Partners GPE VI 2008 Limited Partnership, Advent Partners GPE VI 2009 Limited Partnership, Advent Partners GPE VI 2010 Limited Partnership, Advent Partners GPE VI-A Limited Partnership and Advent Partners GPE VI-A 2010 Limited Partnership are individuals affiliated with Advent.  Advent International Corporation exercises voting and investment power over the shares held by each of these entities and may be deemed to have beneficial ownership of these shares.  With respect to the shares held by the funds managed by Advent International Corporation, a group of individuals currently composed of David M. McKenna, David M. Mussafer and Steven M. Tadler exercises voting and investment power over the shares beneficially owned by Advent International Corporation.  Each of Mr. McKenna, Mr. Mussafer and Mr. Tadler disclaims beneficial ownership of the shares held by the funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein.  The address of Advent International Corporation and each of the funds listed above is c/o Advent International Corporation, 75 State Street, Boston, MA 02109.

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

(5)

David Humphrey is a Managing Director of Bain Capital Investors, and by virtue of the relationships described in footnote 3 above, Mr. Humphrey may be deemed to share voting and dispositive power with respect to the 1,583,346.52 Units owned by the Bain Unit Holders.  Mr. Humphrey disclaims beneficial ownership of all such Units except to the extent of his pecuniary interest therein.

(6)

Represents 19,994.40 Units beneficially held by various family trusts, of which Mr. Moran’s wife is a trustee and 4,998.60 Units beneficially owned by Mr. Moran’s wife, as trustee of the Susan M. Moran Revocable Trust. Also includes 60,136.80 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2013, upon the exercise of share options held by Mr. Moran.

(7)	Includes 25,693.20 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2013, upon the exercise of share options held by Mr. McDonald.
(8)	Includes 35,718.00 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2013, upon the exercise of share options held by Mr. Nine.
(9)	Includes 9,112.20 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2013, upon the exercise of share options held by Mr. Townsend.
(10)	Includes 9,112.20 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2013, upon the exercise of share options held by Mr. Darcy.

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

Item 14. Principal Accountant Fees and Services; Auditors’ Fees

The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012
Audit Fees (1)	$1,622,000	$1,886,000
Audit-Related Fees (2)	611,000	331,000
Tax Fees (3)	1,449,000	1,082,000
Total Fees	$3,682,000	$3,299,000

(1) Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements in our quarterly reports on Form 10-Q, and other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2013 and January 31, 2012.

(2)  Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to employee benefit plan audits and accounting consultation services performed in connection with due diligence reviews in connection with the Element K acquisition and MindLeaders acquisition.

(3)  Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $402,500 of the total tax fees billed in the fiscal year ended January 31, 2013 and $311,800 of the total tax fees billed in the fiscal year ended January 31, 2012. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice related to matters concerning various taxing authorities.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report:

1. Financial Statements. The following documents are filed herewith and are included as part of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Shareholders’ Equity

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

Date: April 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN	President and Chief Executive Officer and Director	April 30, 2013
Charles E. Moran	(Principal Executive Officer)

/s/ THOMAS J. MCDONALD	Chief Financial Officer	April 30, 2013
Thomas J. McDonald	(Principal Executive Officer)

/s/ ANTHONY P. AMATO	Vice President, Finance and Chief Accounting Officer	April 30, 2013
Anthony P. Amato	(Principal Executive Officer)

/s/ MICHAEL C. ASCIONE	Director	April 30, 2013
Michael C. Ascione

/s/ JOHN MALDONADO	Director	April 30, 2013
John Maldonado

/s/ DAVID W. HUMPHREY	Director	April 30, 2013
David W. Humphrey

/s/ IMELDA SHINE	Director	April 30, 2013
Imelda Shine

/s/ FERDINAND VON PRONDZYNSKI	Director	April 30, 2013
Ferdinand von Prondzynski

/s/ EUGENE REGAN	Director	April 30, 2013
Eugene Regan

/s/ THOMAS G. MURRAY	Director	April 30, 2013
Thomas G. Murray

/s/ LELIA O'HEA	Director	April 30, 2013
Lelia O'Hea

FINANCIAL STATEMENTS

INDEX

PAGE NO.
Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as of January 31, 2012 and January 31, 2013	76
Consolidated Statements of Operations for the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor), the Year Ended January 31, 2012 (Successor) and the Year Ended January 31, 2013 (Successor)	77
Consolidated Statements of Comprehensive Loss for the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor), the Year Ended January 31, 2012 (Successor) and the Year Ended January 31, 2013 (Successor)	78
Consolidated Statements of Shareholders' Equity for the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor), the Year Ended January 31, 2012 (Successor) and the Year Ended January 31, 2013 (Successor)	79
Consolidated Statements of Cash Flows for the period from February 1, 2010 through May 25, 2010 (Predecessor), the period from May 26, 2010 through January 31, 2011 (Successor), the Year Ended January 31, 2012 (Successor) and the Year Ended January 31, 2013 (Successor)	81
Notes to Consolidated Financial Statements	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of SSI Investments II Limited:

We have audited the accompanying consolidated balance sheets of SSI Investments II Limited (the Company) as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2013 and the period from May 26, 2010 to January 31, 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows of Skillsoft Public Limited Company (the Predecessor) for the period from February 1, 2010 to May 25, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSI Investments II Limited at January 31, 2013 and 2012, and the consolidated results of its operations and cash flows for each of the two years in the period ended January 31, 2013 and the period from  May 26, 2010 to January 31, 2011 and the consolidated results of operations and cash flows of Skillsoft Public Limited Company (the Predecessor) for the period from February 1, 2010 to May 25, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Boston, Massachusetts

April 30, 2013

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	January 31, 2012	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,908	$39,048
Restricted cash	108	136
Accounts receivable, less reserves of approximately $442 and $486 as of January 31, 2012 and 2013, respectively	181,574	188,682
Deferred tax assets	5,236	1,360
Assets held for sale	8,686	-
Prepaid expenses and other current assets	33,098	34,741
Total current assets	257,610	263,967
Property and equipment, net	9,305	13,654
Goodwill	597,395	637,524
Intangible assets, net	540,826	444,748
Deferred tax assets	3,072	10,090
Other assets	22,358	22,445
Total assets	$1,430,566	$1,392,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$2,384	$3,311
Accounts payable	10,997	11,650
Accrued compensation	23,561	23,456
Accrued expenses	40,421	39,310
Deferred tax liabilities	4,176	15,153
Liabilities held for sale	4,940	-
Deferred revenue	242,130	262,452
Total current liabilities	328,609	355,332

Long term debt	712,309	755,034
Deferred tax liabilities	54,489	26,646
Other long term liabilities	6,172	10,016
Total long-term liabilities	772,970	791,696
Commitments and contingencies (Note 8)
Shareholders' equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,271 shares issued at January 31, 2013 and January 31, 2012	534,513	534,513
Additional paid-in capital	325	14,574
Accumulated deficit	(219,237)	(316,520)
Accumulated other comprehensive income	13,386	12,833
Total stockholders' equity	328,987	245,400
Total liabilities and stockholders' equity	$1,430,566	$1,392,428

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Revenues	$97,538	$149,673	$329,129	$379,949
Cost of revenues (1)	9,226	19,618	31,989	38,010
Cost of revenues - amortization of intangible assets	40	43,678	66,050	60,603
Gross profit	88,272	86,377	231,090	281,336
Operating expenses:
Research and development (1)	17,131	31,887	55,626	58,260
Selling and marketing (1)	40,378	61,407	119,575	140,864
General and administrative (1)	21,828	22,478	33,418	48,062
Amortization of intangible assets	1,137	29,347	66,350	63,137
Acquisition related expenses	15,063	22,639	3,500	4,010
Merger and integration related expenses	-	-	4,516	13,193
Restructuring	-	-	2,723	4,497
Total operating expenses	95,537	167,758	285,708	332,023
Operating loss	(7,265)	(81,381)	(54,618)	(50,687)
Other (expense) income, net	385	(1,619)	(1,419)	(131)
Interest income	95	66	154	906
Interest expense	(3,723)	(48,834)	(62,006)	(65,771)
Loss before benefit for income taxes	(10,508)	(131,768)	(117,889)	(115,683)
Benefit for income taxes	(1,894)	(12,678)	(17,550)	(18,565)
Net loss before discontinued operations	$(8,614)	$(119,090)	$(100,339)	$(97,118)
Income (loss) from discontinued operations, net of an income tax provision of $96 for the fiscal year ended January 31, 2012 and an income tax benefit of $110 for the fiscal year ended January 31, 2013	-	-	192	(165)
Net loss	$(8,614)	$(119,090)	$(100,147)	$(97,283)

(1) The following summarizes the allocation of stock-based compensation (in thousands):

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Cost of revenues	$201	$-	$-	$-
Research and development	4,861	-	-	1,467
Selling and marketing	8,260	-	-	3,752
General and administrative	11,837	-	-	9,030

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Comprehensive loss:
Net loss	$(8,614)	(119,090)	(100,147)	(97,283)
Other comprehensive income (loss) — Foreign currency adjustment, net of tax	210	12,400	986	(553)
Comprehensive loss	$(8,404)	$(106,690)	$(99,161)	$(97,836)

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except number of shares)

	Ordinary Shares			Treasury Stock
Predecessor	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Equity
BALANCE JANUARY 31, 2010 (Predecessor)	94,905,067	$9,983	$482,592	249,368	$(2,471)	$(239,506)	$562	$251,160
Exercise of stock options	522,466	78	2,987	-	-	-	-	3,065
Issuance of ordinary shares under employee stock purchase plan	209,846	31	1,635	-	-	-	-	1,666
Retirement of ordinary shares	(249,368)	(38)	(2,433)	(249,368)	2,471	-	-	-
Share-based compensation	-	-	25,159	-	-	-	-	25,159
Reclassification of paid in capital to a liability in connection with the settlement of stock options	-	-	(53,751)	-	-	-	-	(53,751)
Tax expense from non-qualified stock options	-	-	(282)	-	-	-	-	(282)
Translation adjustment	-	-	-	-	-	-	210	210
Net loss	-	-	-	-	-	(8,614)		(8,614)
BALANCE MAY 25, 2010 (Predecessor)	95,388,011	$10,054	$455,907	-	$-	$(248,120)	$772	$218,613

The accompanying notes are an integral part of these consolidated financial statements.

	Ordinary Shares
Successor	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Equity
Issuance of ordinary shares	534,513,271	$534,513	$-	$-	$-	$534,513
Translation adjustment	-	-	-	-	12,400	12,400
Net loss	-	-	-	(119,090)	-	(119,090)
BALANCE JANUARY 31, 2011	534,513,271	534,513	-	(119,090)	12,400	427,823
Issuance of ordinary shares	-	$-	$325	$-	$-	$325
Translation adjustment	-	-	-	-	986	986
Net loss	-	-	-	(100,147)	-	(100,147)
BALANCE JANUARY 31, 2012	534,513,271	534,513	325	(219,237)	13,386	328,987
Issuance of ordinary shares	-	$-	$-	$-	$-	$-
Share-based compensation	-	-	14,249	-	-	14,249
Translation adjustment	-	-	-	-	(553)	(553)
Net loss	-	-	-	(97,283)	-	(97,283)
BALANCE JANUARY 31, 2013	534,513,271	534,513	14,574	(316,520)	12,833	245,400

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Cash flows from operating activities:
Net loss	$(8,614)	$(119,090)	$(100,147)	$(97,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	25,159	-	-	14,249
Depreciation and amortization	1,374	2,601	4,182	5,504
Amortization of intangible assets	1,177	73,025	132,400	123,740
(Recovery) provision of bad debts	(52)	(22)	152	38
Provision (benefit) for income taxes - non-cash	(2,800)	(14,022)	(21,524)	(24,504)
Non-cash interest expense	3,219	3,011	4,657	4,909
Non-cash loss on extinguishment of debt	-	-	-	254
Loss on disposition of assets	-	-	-	175
Tax effect related to exercise of non-qualified stock options	282	-	-	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	86,230	(88,257)	(27,075)	1,842
Prepaid expenses and other current assets	(2,218)	(8,370)	(5,689)	(160)
Accounts payable	(1,559)	2,230	(3,608)	(7,510)
Accrued expenses, including long-term	(6,296)	5,546	9,938	(4,179)
Deferred revenue	(41,817)	114,790	37,075	18,785
Net cash provided by (used in) operating activities	54,085	(28,558)	30,361	35,860
Cash flows from investing activities:
Purchases of property and equipment	(438)	(2,205)	(5,786)	(6,437)
Proceeds on disposition of assets	-	-	-	96
Acquisition of MindLeaders, net of cash received	-	-	-	(62,332)
Acquisition of Element K, net of cash received	-	-	(109,448)	-
Acquisition of 50 Lessons, net of cash received	-	-	(3,820)	-
Acquisition of Skillsoft, net of cash received	-	(1,074,181)	-	-
Purchases of investments	(2,562)	-	-	-
Maturities of investments	6,122	-	-	-
Decrease (increase) in restricted cash	27	2,699	(49)	(28)
Net cash provided by (used in) investing activities	3,149	(1,073,687)	(119,103)	(68,701)
Cash flows from financing activities:
Exercise of stock options	3,065	-	-
Capital contribution	-	-	325	-
Proceeds from employee stock purchase plan	1,666	-	-	-
Proceeds from issuance of ordinary shares	-	534,513	-	-
Payment received on note for sale of TCE	-	-	-	840
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	306,398	85,434	45,712
Proceeds from issuance of Senior Notes, net of fees	-	296,448	-	-
Principal payments on Senior Credit Facilities	(84,365)	(1,625)	(4,819)	(3,056)
Tax effect related to exercise of non-qualified stock options	(282)	-	-	-
Net cash (used in) provided by financing activities	(79,916)	1,135,734	80,940	43,496
Effect of exchange rate changes on cash and cash equivalents	(1,315)	1,710	1,511	(515)
Net (decrease) increase in cash and cash equivalents	(23,997)	35,199	(6,291)	10,140
Cash and cash equivalents, beginning of period	76,682	-	35,199	28,908
Cash and cash equivalents, end of period	$52,685	$35,199	$28,908	$39,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$785	$30,560	$56,778	$60,649
Cash paid for income taxes, net of cash refunds	$1,222	$6,789	$3,690	$4,480

The accompanying notes are an integral part of these consolidated financial statements.

 SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company

On May 26, 2010, SSI Investments III Limited (“SSI III”), a wholly owned subsidiary of SSI Investments Limited II (“SSI II”), completed its acquisition of Skillsoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from Skillsoft PLC (the “Predecessor”) to Skillsoft Limited (“Skillsoft” or the “Successor”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms the “Company”, “we”, “us”, “our” and other similar terms refers to (a) prior to the Acquisition, the Predecessor and its subsidiaries and (b) from and after the Acquisition, SSI II and its subsidiaries, including Skillsoft. References in this Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2013 is the fiscal year ended January 31, 2013).

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

The Company generally bills the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, the Company bills customers on a quarterly basis. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to its customers. To the extent that a customer is given extended payment terms (defined by the Company as greater than six months), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition has been satisfied.

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

Multiple contracts with a single customer or amendments to existing contracts with the same customer are evaluated as to whether they should be recognized as separate accounting arrangements from other contracts with the customer, based on an evaluation of several factors including, but not limited to, the timing of when contracts were negotiated and executed, whether the software is interdependent in terms of design, technology or function and whether payment terms coincide. If contracts are considered linked for accounting purposes and accounted for as one arrangement, fees are recognized over the longest service periods. If contracts are considered separable, fees in each arrangement are recognized over their respective service period.

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue as applicable. Out-of-pocket expenses were immaterial for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013.

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

The Company’s contracts often include an uptime guarantee for solutions hosted on the Company's servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any non-performance event prior to issuance of any credit. Furthermore, the Company’s contracts contain standard warranty and indemnification coverage to its customers. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and, should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

(d)  Deferred Commissions

The Company defers the recognition of commission expense until such time as the revenue related to the arrangement for which the commission was paid is recognized. Deferred commissions for each contract are amortized in a manner consistent with how revenue is recognized for such contract, often resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $17.1 million and $19.3 million is included in prepaid expenses and other current assets at January 31, 2012 and 2013, respectively, in the accompanying consolidated balance sheets.

(e)  Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar and the functional currency of the Company’s subsidiaries in the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand, Singapore and India are the currencies of those countries. The functional currency of the Company’s subsidiaries in Ireland and the Grand Cayman is the U.S. dollar. Assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. During the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately  $0.3 million, $(1.8) million, $(1.5) million and $0.3 million, respectively.

(f)  Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2012 and 2013, the Company did not have any cash equivalents or available for sale investments.

At January 31, 2012 and 2013, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

(h)  Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Generally accepted accounting principles (GAAP) requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. No software development costs incurred during the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013 met the requirements for capitalization; however, developed software and courseware was added through the acquisition of Skillsoft PLC, the acquisition of the Element K business (Element K) from NIIT Ventures, Inc. and the acquisition of ThirdForce Group PLC (MindLeaders).

Capitalized software development costs (including acquired software development costs), net of accumulated amortization, were approximately $154.9 million and $97.7 million as of January 31, 2012 and 2013, respectively. The Company recognized approximately $0.1 million, $43.7 million, $66.1 million and $60.6 million of amortization expense related to capitalized software development costs in the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively.

The Company enters into agreements with content providers for published content. The Company’s policy is to expense these costs to research and development in proportion to services being completed.

(i)  Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable and debt. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. The Company believes the fair value of its variable rate debt approximates its carrying value based on comparable market terms and conditions. The fair value of the Company’s fixed rate debt is disclosed in Note 16.

(j)  Deferred Financing Costs

The Company amortizes deferred debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(k)  Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, no customer individually comprised greater than 10% of revenue or accounts receivable.

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

(l)  Amortization and Impairment of Goodwill and Intangible Assets

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

(m)  Restructuring Charges

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

(n)  Merger and Integration Related Costs

Certain former Element K and MindLeaders employees continued employment during a transition period and certain former Element K and MindLeaders facilities to be vacated were used as the Company transitioned operations to other locations. These costs were expensed as incurred and included in merger and integration related expenses in the accompanying statements of operations.

(o)  Acquisition Related Expenses

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is generally based upon estimates of the future performance and cash flows from the acquired business. The Company uses the income approach to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Customer contracts and relationships represent established relationships with customers, which provide a ready channel for the sale of additional content and services. Tradenames represent acquired product names that the Company intends to continue to utilize. We have used a cost approach to determine the estimated fair value of certain other identifiable intangible assets including developed technology and content. This approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how.

(q)  Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $0.4 million, $0.4 million, $0.3 million and $0.8 million for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively.

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

The fair value of the Luxco II shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The board of directors of Luxco II, in conjunction with the compensation committee of the general partner of SSI Pooling, L.P., the Company’s ultimate parent, and SSILuxco II, felt this most accurately represented fair market value due to the close timing proximity between the issuance of the share-based payments and the Acquisition. This assertion was supported by a contemporaneous valuation to estimate the fair value of its ordinary shares in connection with the issuance of share-based payment awards. The Company performed a valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the fiscal years ended January 31, 2012 and 2013 using a similar methodology that was used in the previous periods following the Acquisition. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

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

The fair value of the options with performance and market based vesting conditions are estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of options with service based vesting. In addition, the simulation utilizes a range of possible future share values to construct a distribution of where future share prices might be. The simulations and resulting distributions will give a statistically acceptable range of future share prices. The Company also has to assume a time horizon with respect to when the performance conditions of the options would be met.

(s)  Income Taxes

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

(t)  Recent Accounting Pronouncements

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

(3) Acquisitions

(a)  ThirdForce Group PLC (“MindLeaders”)

On September 25, 2012, Skillsoft Ireland Limited (the "Buyers"), an indirect subsidiary of SSI II, completed the first closing of the cash offer (the “Offer”) for the entire issued and to be issued share capital of MindLeaders, at which time it received acceptances from approximately 91.3% of the issued and outstanding shares of MindLeaders.  The Offer remained open for acceptance until October 11, 2012 for any remaining shareholders to accept the Offer and receive their funds. For the remaining 1.8% of shareholders, which did not accept the Offer by that time, the Buyers served notice on those shareholders of its intention to compulsorily acquire their shares as allowed under Irish securities law, based on the same terms of the initial Offer. This notice represented a forward contract to purchase the remaining shares of MindLeaders at a fixed price which has been recorded as a liability on the accompanying balance sheet and resulted in the determination for accounting purposes that the Company controlled 100% of MindLeaders as of October 31, 2012. Accordingly, no non-controlling interest was recognized in the Company’s consolidated financial statements.

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

The cash purchase price of $64.3 million was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$8,040
Property and equipment	513
Goodwill	40,986
Amortizable intangible assets	27,703
Long term assets	575
Current liabilities	(8,031)
Deferred revenue	(1,484)
Long term assets liabilities	(3,986)
Total	$64,316

The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are considered preliminary and subject to adjustment primarily based upon additional information the Company is in process of obtaining related to tax positions taken by MindLeaders.

The acquisition of MindLeaders resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $41.0 million and $27.7 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Proprietary development software and courseware	$3,258	3 years
Customer relationships	23,225	8 years
Backlog	1,220	4 years
Total	$27,703

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

The Company assumed certain liabilities in the acquisition of MindLeaders, including deferred revenue that was ascribed a fair value of $1.5 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of MindLeaders’ deferred revenue by $9.2 million. Approximately $0.8 million of acquired MindLeaders deferred revenue remained unamortized at January 31, 2013.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees, legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

For the period subsequent to the acquisition of MindLeaders (September 26, 2012 through January 31, 2013), MindLeaders contributed approximately $2.5 million of revenue to the operations of the Company and contributed losses of approximately $6.0 million. The losses were impacted by certain fair market value adjustments related to the purchase accounting, including a reduction in deferred revenue (and therefore related revenue amortization in the above period), as well as amortization of intangible assets valued as part of the acquisition.

The Company concluded that the acquisition of MindLeaders represented a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and MindLeaders for the fiscal years ended January 31, 2012 and 2013, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of MindLeaders, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Year Ended January 31,
	2012	2013
Revenue	$383,306	$404,530
Net loss	(114,852)	(96,252)

The Company’s only significant non-recurring pro-forma adjustments impacting the periods shown above relate to purchase accounting adjustments to deferred revenue.

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

The Purchase Agreement provides for an adjustment to the purchase price for changes in working capital. During the fiscal year ended January 31, 2013, goodwill was adjusted by $0.7 million to reflect the final purchase price.

The cash purchase price of $109.7 million was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the purchase price allocation (in thousands):

Description	Amount
Current assets	$19,906
Property and equipment	2,605
Goodwill	38,734
Amortizable intangible assets	81,570
Current liabilities	(21,276)
Deferred revenue	(8,304)
Deferred tax liabilities	(3,562)
Total	$109,673

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

The Company assumed certain liabilities in the acquisition of Element K including deferred revenue that was ascribed a fair value of $8.3 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Element K's deferred revenue by $18.3 million, which was fully amortized as of January 31, 2013.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees, legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

The Company concluded that the acquisition of Element K represents a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and Element K for the fiscal year ended January 31, 2012, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of Element K, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

Fiscal Year Ended
January 31, 2012
Revenue	$404,470
Net loss	(107,059)

Significant non-recurring pro-forma adjustments impacting these figures include the deferred revenue valuation adjustments which increased pro-forma revenues by $5.1 million for the fiscal year ended January 31, 2012.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Element K occurred as of February 1, 2011.

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

(d)	Skillsoft PLC

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

The acquisition resulted in allocations of the purchase price to goodwill and identified intangible assets of $561.1 million and $656.6 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Trademark/tradename – Skillsoft	$129,900	indefinite
Trademark/tradename – Books 24x7®	14,700	10 years
Developed software and courseware	247,958	2 to 5 years
Customer relationships	218,900	10 years
Backlog	45,100	6 years
Total	$656,558

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

The Company assumed certain liabilities in the Acquisition including deferred revenue that was ascribed a fair value of $77.4 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Skillsoft’s deferred revenue by $78.1 million, which was fully amortized as of January 31, 2013.

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

YEAR ENDED JANUARY 31, 2011
(unaudited)
Revenues	$220,188
Cost of revenues	28,643
Cost of revenues - amortization of intangible assets	63,945
Gross profit	127,600
Operating expenses:
Research and development	44,157
Selling and marketing	90,084
General and administrative	32,758
Amortization of intangible assets	48,222
Acquisition related expenses	37,702
Merger and integration related expenses	-
Restructuring	-
Total operating expenses	252,923
Operating loss	(125,323)
Other (expense) income, net	(1,234)
Interest income	161
Interest expense	(60,380)
Loss before benefit for income taxes	(186,776)
Benefit for income taxes	(2,344)
Net loss	$(184,432)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred as of February 1, 2010.

(4) Discontinued Operations

In connection with the Element K acquisition, the Company decided to sell the Training Channel Enablement (“TCE”) business acquired as part of the Element K acquisition because the Company did not believe this business is consistent with the Company’s strategy and profit model. As a result, the assets and liabilities of TCE were classified as held for sale at January 31, 2012.

On March 21, 2012, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to Logical Operations Inc. (“Logical Operations”) certain TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012. The Company also entered into a transitional services agreement with Logical Operations. Services provided under this agreement were completed within a year and the cash flows from the agreement were not significant.

When TCE was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. The assets held for sale included allocated goodwill of $5.1 million. The business was sold for $8.1 million, payable in installments as outlined in the agreement. There was no gain or loss recognized on the sale.

The Company has accounted for TCE as discontinued operations. The components of discontinued operations are as follows (in thousands):

	Year Ended January 31,
Statement of operations:	2012	2013
Revenue from discontinued operations	$8,143	$5,660

Income (loss) from discontinued operations before income taxes	288	(275)
Income tax (provision) benefit	(96)	110
Income (loss) from discontinued operations	$192	$(165)

(5) Restructuring

In connection with the acquisitions of Element K and MindLeaders, the Company’s management approved and initiated plans to integrate the businesses into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded a $2.7 million and $4.5 million restructuring charge during the fiscal years ended January 31, 2012 and January 31, 2013 respectively, which is included in the statement of operations as restructuring. Substantially all of this charge represents the severance costs of terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring charges incurred	$2,723	$-	$2,723
Payments made	(1,510)	-	(1,510)
Restructuring accrual as of January 31, 2012	1,213	-	1,213
Restructuring charges incurred	3,557	940	4,497
Payments made	(3,933)	(62)	(3,995)
Restructuring accrual as of January 31, 2013	$837	$878	$1,715

(6) Goodwill and Intangible Assets

Intangible assets are as follows (in thousands):

	January 31, 2012			January 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/courseware	$265,278	$110,098	$155,180	$268,678	$170,933	$97,745
Customer contracts/ relationships	274,002	58,693	215,309	297,109	102,839	194,270
Non-compete agreement	4,070	237	3,833	4,070	1,052	3,018
Trademarks and tradenames	15,220	3,507	11,713	15,220	5,449	9,771
Backlog	57,780	32,889	24,891	59,000	48,956	10,044
Skillsoft trademark	129,900	-	129,900	129,900	-	129,900
	$746,250	$205,424	$540,826	$773,977	$329,229	$444,748

Customer relationships represent a source of repeat business for the Company. The information contained in such relationships usually includes the preferences of the customer, along with the history of services or products provided to the customer. The Company amortizes the fair value of customer relationships on an accelerated basis over their estimated useful life of 60 to 120 months with a weighted average useful life of 116 months. The internally developed software relates to the collaboration platform software, the content software and the learning platform software. Courseware includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes internally developed or purchased software/courseware over their estimated useful lives ranging from 36 to 72 months with a weighted average useful life of 48 months. Trademarks and tradenames relate to the Books 24x7 tradename and have an estimated useful life of 116 months. The weighted average useful life for all finite-lived intangible assets is 57 months.

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$109,799
2015	80,588
2016	42,322
2017	27,278
2018	21,169
2019	16,900
2020	13,485
2021	3,307
Total	$314,848

In connection with the Acquisition, the Company concluded that its “Skillsoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the Skillsoft name.

The change in goodwill at January 31, 2013 from the amount recorded at January 31, 2012 is as follows:

Gross carrying amount of goodwill, January 31, 2011	$564,516
Acquisition of Element K	39,852
Goodwill allocated to held for sale assets	(5,137)
Correction of error in the opening balance sheet of SkillSoft Limited for deferred tax liabilities	(3,735)
Acquisition of 50 Lessons	2,151
Foreign currency translation adjustment	(252)
Gross carrying amount of goodwill, January 31, 2012	597,395
Change in fair value assessment of Element K	(967)
Acquisition of MindLeaders	40,983
Foreign currency translation adjustment	113
Gross carrying amount of goodwill, January 31, 2013	$637,524

The Company conducted its annual impairment test of goodwill for fiscal 2013 in the fourth quarter. There were no indicators of impairment as of January 31, 2013.

(7) Income Taxes

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Ireland	$(1,790)	$(105,708)	$(79,724)	$(62,924)
United States	(11,260)	(21,947)	(30,387)	(41,022)
Rest of World	2,542	(4,113)	(7,778)	(11,737)
	$(10,508)	$(131,768)	$(117,889)	$(115,683)

The provision (benefit) for income taxes consists of the following (in thousands):

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Current:
Ireland	$25	$218	$48	$174
United States	31	2,130	3,312	6,189
Rest of World	(91)	683	262	436
	$(35)	$3,031	$3,622	$6,799

Deferred:
Ireland	$1,886	$(8,137)	$(4,700)	$(3,467)
United States	(3,719)	(6,337)	(13,321)	(19,142)
Rest of World	(26)	(1,235)	(3,151)	(2,755)
	$(1,859)	$(15,709)	$(21,172)	$(25,364)
Tax benefit	$(1,894)	$(12,678)	$(17,550)	$(18,565)

Net deferred tax assets (liabilities) consist of the following (in thousands):

	January 31,
	2012	2013
Assets:
Net operating loss carryforwards	$52,594	$34,024
Nondeductible expenses and reserves	2,180	9,961
Tax credits	7,907	9,290
Other intangibles	1,673	11,940
Gross deferred tax assets	$64,354	$65,215
Less: Valuation allowance	(8,171)	(6,614)
Net deferred tax assets	$56,183	$58,601
Liabilities:
Customer relationships	(60,603)	(54,839)
Deferred installment gain	(45,471)	(26,268)
APB 23	-	(98)
Unrealized exchange gain	(226)	(22)
Deferred revenue	(38)	(1,086)
Fixed assets	-	(1,667)
Other	-	(241)
Other intangibles	(202)	(4,729)
Gross Deferred tax liabilities	$(106,540)	$(88,950)
Total net deferred tax assets (liabilities)	$(50,357)	$(30,349)

Deferred Taxes

The Company recognizes a deferred tax asset to the extent that it is “more likely than not” that these assets will be realized. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, changes in the business and projected reversals of existing deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Based on results of operations for the fiscal years ended January 31, 2011, 2012 and 2013, and with consideration given to anticipated future reversals of temporary differences, the Company believes that a portion of its deferred tax asset related to certain tax loss carryforwards and certain deductible temporary differences will not be realized. In the fiscal year ended January 31, 2013, the Company recorded a net decrease to its valuation allowance of $1.6 million, which consisted of a reduction in the valuation allowance related to a deferred asset that was fully written down during the current fiscal year, partially offset by increases in the valuation allowance against certain deferred tax assets, primarily foreign and U.S. state tax loss carryfowards.

The Company generally considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries to be essentially permanent in duration, and as such historically has not computed or recorded taxes on repatriations of the earnings of its foreign subsidiaries.  However during the current fiscal year the Company determined that with respect to a recently-acquired foreign subsidiary, the permanence of the investment is not certain, and has therefore recorded a deferred tax liability with respect to the eventual expected repatriation of the taxable earnings of this subsidiary.

A reconciliation of the Ireland statutory tax rate to the Company’s effective tax rate is as follows:

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Income tax provision (benefit) at Irish statutory rate	(12.5)%	(12.5)%	(12.5)%	(12.5)%
Increase (decrease in tax resulting from:
U.S. state tax provision, net of U.S. federal benefit	(4.6)	(0.6)	(1.2)	(1.5)
Foreign rate differential, primarily U.S.	(21.0)	(4.4)	(6.8)	(9.3)
Nondeductible items	14.5	6.7	4.3	5.3
Unrecognized tax benefit	2.1	0.8	(0.9)	0.2
Research and development credits	-	(0.6)	(0.2)	0.1
Section 453A interest	1.3	0.8	1.1	0.6
Provision to return true-ups	0.5	0.1	0.2	0.3
Other	0.1	0.1	0.2	(0.2)
Change in valuation allowance	1.6	-	0.9	1.0
Effective tax rate	(18.0)%	(9.6)%	(14.9)%	(16.0)%

As of January 31, 2013, the Company had $169.8 million in tax loss carryforwards and $9.3 million in tax credit carryforwards. Approximately $124.6 million of the loss carryforwards are not subject to expiration while the remainder, if not utilized, will expire at various dates through 2031. Tax credit carryforwards of $9.3 million relate to U.S. federal taxes. Included in the consolidated loss carryforward total are $40.6 million of U.S. federal tax loss carryforwards, $114.5 million of Irish tax loss carryforwards and $14.6 million of tax loss carryforwards in all other tax jurisdictions. The aforementioned figures represent the gross carrying value of the tax loss carryforwards, unreduced by related valuation allowances.

As of January 31, 2012, the Company had $235.7 million in tax loss carryforwards and $7.9 million of tax credit carryforwards, which were available to reduce future income tax payments, if any. Approximately $133.2 million of the loss carryforwards were not subject to expiration while the remainder, if not utilized, will expire at various dates through 2031.

The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code, most recently at May 26, 2010, when the Company was purchased by a private investment group. The incremental Section 382 limitation arising from that change will not have a material impact on the Company’s ability to use its tax loss and tax credit carryforwards. However, the Company’s U.S. loss carryforwards are subject to Section 382 limitations from prior ownership changes. The Company recorded a valuation allowance against its U.S. federal loss carryforwards of $1.3 million and $4.0 million at January 31, 2013 and January 31, 2012, respectively, to reflect expected expirations of the U.S. federal losses due to Section 382 limitations.

The Company had gross unrecognized tax benefits, including related accrued interest and penalties, of $11.2 million and $9.3 million at January 31, 2013 and January 31, 2012, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate significant changes in the amount of its unrecognized tax benefits in the next twelve months. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company has $0.7 million, net of federal benefit, accrued for interest and penalties at January 31, 2013. For the fiscal year ended January 31, 2013, $0.2 million, net of federal benefit, of accrued interest and penalties were recognized in the consolidated statement of income. The total amount of interest and penalties recognized, net of federal benefit, in the consolidated statements of income for the fiscal year 2012 was ($0.4) million and $0.1 million and $0.1 million during the Predecessor period ended May 25. 2010 and in the Successor period ended January 31, 2011, respectively.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	January 31,
	2012	2013
Unrecognized tax benefits	$8,435	$8,739
Increases for tax positions taken during the current period	1,678	734
(Decreases) increases for tax positions taken during a prior period	(134)	1,480
Decrease related to settlements	(165)	-
Decreases resulting from the expiration of statute of limitations	(1,075)	(533)
Unrecognized tax benefits	$8,739	$10,420

The Company has included immaterial revisions to the prior year table in order to more accurately represent the year-over-year change in unrecognized tax benefits.

In the normal course of business, the Company is subject to examination by taxing authorities in major jurisdictions including Ireland, the United States, the United Kingdom, Australia, and Canada. With few exceptions, the Company is no longer subject to income tax examinations for years before 2009 in these major jurisdictions.

During the fiscal year ended January 31, 2012, the Company was notified by the U.S. Internal Revenue Service (“IRS”) that its U.S. federal income tax return for the tax years ended January 31, 2010 and 2011 had been selected for examination.

(8) Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through March 2018. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of approximately $1.4 million, $2.9 million, $4.6 million and $4.9 million for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively. For operating leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the total related rent expense on a straight-line basis over its life, with a deferred asset or liability reported on the balance sheet for the difference between expense and cash paid.

None of the Company’s operating leases contain contingent rent provisions. The amortization period for all leasehold improvements is the lesser of the estimated useful life of the assets or the related lease term.

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total
Fiscal year ended January 31:
2014	$4,463	$364	$4,827
2015	3,320	162	3,482
2016	3,021	40	3,061
2017	2,822	14	2,836
2018	2,020	-	2,020
Thereafter	198	-	198
	$15,844	$580	$16,424

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

(c) Guarantees

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

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company is currently evaluating existing contracts as a result of the continued Element K and MindLeaders integration efforts.

(9) Shareholders’ Equity

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

A summary of share option activity under the Company's plans ended May 26, 2010 is as follows:

Share Options	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2010	11,988,938	$0.14 - 42.88	6.93	3.2	$41,181.0
Granted	-	-	-
Exercised	(934,089)	0.25 - 10.96	5.76
Forfeited	(2,925)	5.55 - 19.06	9.34
Expired	(1,525,226)	11.32 - 42.88	14.39
Cancelled and paid out May 26, 2010	(9,526,698)		5.85
Outstanding, May 26, 2010	-	-	-	-	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares and the exercise price of each in-the-money option outstanding) that would have been realized by the option holders had all option holders exercised their options on January 31, 2010.

There were no options granted during the period ended May 25, 2010. The total intrinsic value of options exercised during the period from February 1, 2010 through May 26, 2010 was approximately $5.0 million.

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

Excess tax benefits (expense) from the exercise of share options, classified as a cash flow from financing activities, was $(0.3) million for the period from February 1, 2010 through May 25, 2010.

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

Share options granted to date become exercisable based on service- based conditions or a combination of service-, performance- and market-based conditions. Performance conditions include the receipt of a dividend or sale of share by the equity sponsors, an initial public offering or a change in control. Market conditions are based on the return received (or deemed received) by the equity sponsors on their initial equity investment in Luxco II and upon the occurrence of certain events, including a change in control of Luxco II. Options are priced at the fair market value on the date of grant, supported by a contemporaneous valuation of the ordinary shares of the Company using a combination of the discounted cash flow method and the guideline company method. Shares of Luxco II acquired upon the exercise of such share options are subject to both transfer restrictions and repurchase rights following a termination of employment. The share options expire on the tenth anniversary of the date of grant.

Any share-based compensation recognized in relation to options granted under the 2010 Plan will be recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

No tax deduction was realized during the period as no share options were exercised.

Share Options

A summary of share option activity under the 2010 Plan for the fiscal year ended January 31, 2013, is as follows:

Share Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2012	635,786	100.00	8.8
Granted	9,384	117.00	-
Exercised	-	-	-
Forfeited	(5,423)	100.00 - 117.00	-
Expired	-	-	-
Outstanding, January 31, 2013	639,747	100.00 - 117.00	7.8
Exercisable, January 31, 2013	106,020	100.00 - 117.00	7.8
Vested and expected to vest, January 31, 2013	639,747	100.00 - 117.00	7.8

SSILUXCO II S.A. 2010 Equity Incentive Plan

Under this plan, participants were granted 645,490 options.

Service-Based Vesting Options

Grants of options which become exercisable based on service conditions vest over a period of 5 years (20% of the shares subject to the options vest on each of the first, second, third, fourth and fifth anniversaries of the grant date) provided that the optionee is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant.

Share options with service based vesting were valued on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these service based share options were as follows:

	SUCCESSOR
	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Expected term (years)	6.25	6.16	6.32
Expected volatility	58.19%	56.96%	53.04%
Risk-free interest rate	1.89%	2.38%	1.41%
Dividend yield	0%	0%	0%
Fair value of underlying shares	$100.00	$100.00	$117.00

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

The Company performed a valuation of the Luxco II ordinary shares in connection with the issuance of the share-based payment awards during the fiscal years ended January 31, 2012 and 2013 using a similar methodology that was used in the previous periods following the Acquisition.

The fair value of Luxco II’s ordinary shares determined for the valuation of share-based payment awards for the periods preceding January 31, 2011 were based on the purchase price paid for Skillsoft Limited in the Acquisition. The Company’s Board of Directors, the board of directors of the general partner of SSI Pooling L.P., the Company’s ultimate parent, and Luxco II’s board of directors felt this most accurately represented fair market value due to the transaction occurring within a year preceding the grant dates of these awards.

This assertion was supported by a subsequent valuation to estimate the fair value of Luxco II’s shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

The valuation analysis of the Luxco II ordinary shares utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, detailed annual projections of future cash flows were prepared over a period of six fiscal years, or the “Projected Financials.” The total value of the cash flow beyond the final fiscal year is estimated by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices.

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

The weighted average grant date fair value of the share options with service conditions granted during the Successor period of the fiscal year ended January 31, 2011 and in the fiscal years ended January 31, 2012 and 2013 was $56.04 per share, $55.50 per share and $60.55 per share, respectively.

Performance and Market Condition Based Vesting Options

Luxco II also granted options to purchase ordinary shares of Luxco II that vest based on the completion of a liquidity event that results in specified returns on the equity sponsors’ investment in Luxco II.

Such liquidity events would include, but not be limited to, an initial public offering of Luxco II, or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in Luxco II to one or more third independent parties. These share options expire 10 years from the date of grant.

The fair value of the share options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these share options were as follows:

	SUCCESSOR
	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Expected term (years)	5.0	4.1	3.2
Expected volatility	59.71%	58.48%	50.86%
Risk-free interest rate	1.49%	1.17%	0.56%
Dividend yield	0%	0%	0%
Fair value of underlying shares	$100.00	$100.00	$117.00

The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the implied volatility to calculate the fair value of the share options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data. The assumed time to liquidity event and dividend yield is based on judgment and input from the Board of Directors of Luxco II.

The weighted average grant date fair values of share options with vesting subject to performance and market conditions granted during the Successor period of fiscal year ended January 31, 2011 and in the fiscal years ended January 31, 2012 and 2013 was $37.83 per share, $33.66 per share and $27.88 per share, respectively.

Recognition of Share Based Compensation Expense

Any shares exercised by the option holders are subject to a repurchase feature by Luxco II in the event of termination of employment. The repurchase would generally be at fair value at the date of termination of employment in all instances except termination for cause or voluntary termination of employment by the employee without “good reason”. In those instances the repurchase would be at the lower of cost or fair market value as defined in the 2010 Plan. The repurchase feature would lapse only in the event of an initial public offering or change in control. The Company had previously concluded that this repurchase feature represented an additional performance condition and had not recorded any share-based compensation, as the performance condition was not deemed probable.

The Company subsequently re-evaluated the accounting for its share options and determined that for all service-based vesting options, share-based compensation expense should be recorded over the shorter of the vesting period or the earliest period to retirement (for certain executive option holders who can voluntarily terminate their employment at a specified retirement age).  In addition, the Company determined that for performance and market-based awards to certain executive option holders who can voluntarily terminate their employment at a specified retirement age and be considered having resigned for “good reason”, the share options may vest prior to a liquidity event if specified returns on the equity sponsors’ investment are achieved at the time of retirement. As a result the Company determined that these awards do not include performance conditions and expense associated with these share options is recognized over the shortest requisite service date which is typically the period from the date of grant through the earliest eligible retirement date.

In the fiscal year ended January 31, 2013, the Company recognized $14.2 million of share-based compensation expense, which includes $2.1 million and $6.0 million of share-based compensation attributable to services performed in prior periods which should have been recognized in the period from May 26, 2010 to January 31, 2011 and the year ended January 31, 2012, respectively. The error correction of cumulative expense to date in the current period was not considered material to the Company’s current or prior consolidated financial statements.

Total unrecognized expense associated with all share options as of January 31, 2013 was $14.7 million.

(b)            Share Capital

As of January 2012 and January 31, 2013, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of January 31, 2012 and January 31, 2013, 534,513,271 ordinary shares were issued and outstanding.

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

(10) Credit Facilities and Debt

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

In connection with the Credit Agreement, as amended, the Company incurred debt financing costs of $6.2 million which were capitalized and amortized as additional interest expense over the term of the loans using the effective-interest method. The Company paid approximately $0.8 million in interest during the period from February 1, 2010 through May 25, 2010. The Company recorded $3.1 million of amortized interest expense related to the capitalized debt financing costs during the period from February 1, 2010 through May 25, 2010.

The Company paid $84.4 million against the term amount during the period from February 1, 2010 through May 25, 2010.

Successor

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

Pursuant to the Incremental Amendment, Morgan Stanley Senior Funding, Inc. agreed to provide an additional $50 million in new term loans (the “Additional Term Loans”) conditioned upon, among other things, the acquisition by Skillsoft Ireland Limited, an Irish private limited company and an indirect subsidiary of the Company, of at least 80% of the outstanding capital stock of MindLeaders (the “MindLeaders Acquisition”), substantially concurrently with the borrowing of such Additional Term Loans. The Incremental Amendment restricts the use of proceeds from such Additional Term Loans solely (i) to finance the MindLeaders Acquisition, (ii) repay any existing debt of MindLeaders and its subsidiaries and (iii) to pay fees and expenses in connection with the Incremental Amendment and the MindLeaders Acquisition. The Additional Term Loans have the same terms as the original term loans, including with respect to interest rate (including applicable margins), amortization, maturity date and optional and mandatory prepayments. In addition, prior to the MindLeaders Acquisition and the Incremental Amendment, Holdings, the Borrower and the lenders party thereto amended the Credit Agreement to permit the MindLeaders Acquisition under the Credit Agreement.

In addition, on September 28, 2012, Holdings and the Borrower completed a re-pricing of the Credit Agreement. The new interest rate on the term loans, including the Additional Term Loans, is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 4.75%. The new interest rate on the revolving loans is LIBOR plus 3.50%, compared to the previous interest rate of LIBOR plus 4.50%. The new LIBOR floor on the term loans, including the Additional Term Loans, and revolving loans is 1.25%, compared to the previous LIBOR floor of 1.75%. On December 31, 2012, the Company elected its interest calculation to be based on adjusted LIBOR.

The re-pricing was primarily accounted for as a modification for accounting purposes. Accordingly, unamortized deferred financing costs and original issuance discounts of $13.8 million and $2.1 million, respectively, and $4.0 million of fees paid to lenders in connection with the re-pricing, will be amortized as additional interest expense over the revised term of the Senior Credit Facilities. Furthermore, $2.4 million in third party costs incurred were recognized as general and administrative expense in the accompanying statement of operations for the fiscal year ended January 31, 2013 and $0.3 million was recognized as a loss on extinguishment of debt and included in the statement of operations as other (expense) income, net.

As of January 31, 2013, under the Credit Agreement, the Company had a $505 million senior secured credit facility comprised of a $465 million term loan facility and a $40 million revolving credit facility (collectively the “Senior Credit Facilities”). The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of January 31, 2013, there were no amounts outstanding under the revolving credit facility.

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

The Company’s Senior Credit Facilities require it to prepay outstanding term loans, subject to certain exceptions, with:

•

a percentage initially expected to be 50% (subject to reduction to 25% and 0% based upon the Company’s leverage ratio) of the Company’s excess cash flow, as defined, as determined at the end of each fiscal year;

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant requires the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At January 31, 2013, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At January 31, 2013, the Company was in compliance with these covenants.

The Company recorded $1.9 million, $3.0 million and $3.9 million of amortized interest expense related to the capitalized debt financing costs during the Successor period in the fiscal year ended January 31, 2011 and in the fiscal years ended January 31, 2012 and 2013, respectively. As of January 31, 2012 and January 31, 2013, total unamortized debt financing costs of $3.1 million and $3.0 million, respectively, and $13.0 million and $9.8 million, respectively are recorded within prepaid expenses and other current assets and non-current other assets based on scheduled future amortization.

During the Successor period in the fiscal year ended January 31, 2011 and the fiscal years ended January 31, 2012 and 2013, the Company paid approximately $12.8 million, $22.3 million and $26.1 million in interest, respectively.

Future scheduled minimum payments, including estimated mandatory prepayments under the Senior Credit Facilities, are as follows (in thousands):

Fiscal 2014	$4,650
Fiscal 2015	4,650
Fiscal 2016	4,650
Fiscal 2017	4,650
Fiscal 2018	436,900
Total	$455,500

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

The senior notes are unsecured senior obligations of SSI II and SSI Co-Issuer LLC and are guaranteed on a senior unsecured basis by SSI III Limited and the restricted subsidiaries of Skillsoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Company’s Senior Credit Facilities. The guarantees of the senior notes are joint and several and will terminate upon the following customary circumstances:  (i) the sale, exchange, disposition or transfer (by merger or otherwise) of all of the capital stock of a Guarantor, or all or substantially all of its assets; (ii) the release or discharge of the guarantee of the other indebtedness which resulted in the creation of the guarantee by such Guarantor under the Indenture; (iii) the proper designation of a Guarantor as an “Unrestricted Subsidiary” and (iv) the legal defeasance, covenant defeasance, or  satisfaction and discharge of the Indenture, in each such case specified in clauses (i) through (iv) above in accordance with the requirements therefore set forth in the Indenture.

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

In addition, at any time prior to June 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 111.125% of their principal amount plus accrued interest and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2012 and January 31, 2013. This call feature will be marked to market over the period it is active.

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

The indenture governing the senior notes contains covenants that, among other things, restricts, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the senior notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At January 31, 2013, the Company was in compliance with these covenants.

In connection with the issuance of the senior notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and is amortizing them to interest expense over the term of the loans. The Company recorded $1.5 million of amortized interest expense related to the capitalized debt financing costs during both the fiscal years ended January 31, 2012 and 2013.

As of January 31, 2012 and 2013, total unamortized debt financing costs of $1.4 million and $1.4 million, respectively and $7.6 million and $6.2 million, respectively are recorded within prepaid expenses and other current assets and non-current other assets based on scheduled future amortization.

The Company paid approximately $17.7 million, $34.5 million and $34.5 million in interest during the Successor period in the fiscal year ended January 31, 2011 and the fiscal years ended January 31, 2012 and 2013, respectively.

(11) Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of Skillsoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $0.3 million, $0.7 million, $1.1 million and $1.2 million were made for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, contributions of approximately $0.3 million, $0.7 million, $1.1 million and $1.1 million were made for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively.

(12)  Disclosures About Segments of an Enterprise

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

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	PREDECESSOR	SUCCESSOR
	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	January 31, 2012	January 31, 2013
Revenue:
United States	$72,583	$160,378	$252,700	$294,321

United Kingdom	10,802	23,248	32,389	36,107
Canada	4,789	10,412	17,843	21,729
Europe, excluding United Kingdom	2,754	7,348	16,885	18,346
Australia/New Zealand	4,268	10,243	17,482	16,059
Other (Countries less than 5% individually, by region)	2,342	6,188	8,291	9,263
All Foreign Locations	24,955	57,439	92,890	101,504

Purchase accounting adjustments	-	(68,144)	(16,461)	(15,876)
Total revenue	$97,538	$149,673	$329,129	$379,949

Long-lived tangible assets at international locations are not significant.

 (13)  Other  Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	January 31, 2012	January 31, 2013
Debt financing cost – long term (See Note 10)	$20,641	$15,982
Other	1,717	2,013
Note receivable	-	4,450
Total other assets	$22,358	$22,445

(14)  Accrued  Expenses

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	January 31, 2012	January 31, 2013
Professional fees	$3,391	$3,602
Sales tax payable/VAT payable	7,050	7,350
Accrued royalties	3,953	2,568
Accrued tax	2,233	4,815
Interest payable	8,182	7,772
Other accrued liabilities	15,612	13,203
Total accrued expenses	$40,421	$39,310

(15)  Other  Long  Term  Liabilities

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	January 31, 2012	January 31, 2013
Uncertain tax positions; including interest and penalties – long term	$4,122	$7,619
Unfavorable lease commitments assumed in the acquisition of Element K	1,148	898
Other	902	1,499
Total other long-term liabilities	$6,172	$10,016

(16)  Fair  Value  Measurements

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of January 31, 2013. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2013 approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at variable rates and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of January 31, 2013, were as follows (in thousands):

	January 31, 2013
	Current Value	Fair Value
Senior Notes	$310,000	$348,558

The fair value of the senior notes is determined by the trading price on January 31, 2013, representing a Level 1 valuation.

(17) Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended January 31,
	2012	2013
Computer equipment	$14,582	$21,968
Furniture and fixtures	187	61
Leasehold improvements	335	88
Construction in progress	1,193	2,846
	16,297	24,963
Less accumulated depreciation and amortization	(6,992)	(11,309)
	$9,305	$13,654

Depreciation and amortization expense related to property and equipment was $1.4 million, $2.6 million, $4.2 million and $5.5 million for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, respectively.

(18) Allowance for Doubtful Accounts (amounts in thousands)

	Balance at Beginning of Period	Net Provision Added/(Credited without Utilization)	Write-offs	Balance at End of Period
Predecessor
Period ended May 25, 2010	$369	$(27)	$(36)	$306
Successor
Period ended January 31, 2011	306	136	(144)	298
Year ended January 31, 2012	298	163	(19)	442
Year ended January 31, 2013	442	238	(194)	486

Valuation Allowance on Deferred Tax Assets (amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Goodwill	Write Down of Fully Valued Assets	Deductions	Balance at End of Period
Predecessor
Period ended May 25, 2010	$2,931	$134	$-	$(269)	$-	$2,796
Successor
Period ended January 31, 2011	2,796	-	4,759	-	-	7,555
Year ended January 31, 2012	7,555	1,021	-	(405)	-	8,171
Year ended January 31, 2013	8,171	921	-	(2,478)	-	6,614

(19) Concentration of Suppliers

The Company relies on a limited number of independent third parties to provide educational content for a majority of its courses based on learning objectives and specific instructional design templates that the Company provides to them. The failure to maintain or expand the current development alliances or enter into new development alliances could adversely affect the Company’s operating results and financial condition.

(20) Related Party Transactions

The table below presents total fees paid to the Sponsors during the identified periods.

	Period from May 26, 2010 through	Year ended January 31
	January 31, 2011	2012	2013
Sponsor fees paid	$12,487	$1,530	$1,555

Management Agreement

Upon completion of the Acquisition, certain of the Company’s parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to the Company and certain of its parent and subsidiary entities until the tenth anniversary of the consummation of the Acquisition, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. For the period from May 26, 2010 to January 31, 2011, the fiscal years ended January 31, 2012 and January 31, 2013 we recognized $1.0 million, $1.5 million and $1.6 million, respectively, of management fees in our statement of operations. After satisfaction of certain Irish regulatory requirements, Skillsoft became a party to the management agreement.

In addition, on May 26, 2010, pursuant to the management agreement, entities affiliated with the Sponsors received aggregate transaction fees of approximately $11.5 million in connection with services provided by such entities related to the Acquisition. Of the $11.5 million of transaction fees, $8.8 million was recognized as operating expense in the consolidated statements of operations and $2.7 million was recorded as debt financing costs on the consolidated balance sheet. The debt financing costs were capitalized and the Company amortizes them to interest expense over the term of the loans using the effective interest method (See Note 10). The management agreement provides that entities affiliated with the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their respective affiliates. The management agreement may be terminated, respectively, by the Company and the Sponsors at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the completion of the Acquisition or the then-applicable scheduled date for termination of the management agreement.

(21) Guarantors

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of $310.0 million aggregate principal amount of 11.125% Senior Notes due 2018 as described in Note 10. The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of Skillsoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee our Senior Credit Facilities described in Note 10. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. The Guarantors also unconditionally guarantee the Senior Credit Facilities. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The guarantees of the senior notes are joint and several and will terminate upon the following customary circumstances:  (i) the sale, exchange, disposition or transfer (by merger or otherwise) of all of the capital stock of a Guarantor, or all or substantially all of its assets; (ii) the release or discharge of the guarantee of the other indebtedness which resulted in the creation of the guarantee by such Guarantor under the Indenture; (iii) the proper designation of a Guarantor as an “Unrestricted Subsidiary” and (iv) the legal defeasance, covenant defeasance, or satisfaction and discharge of the Indenture, in each such case specified in clauses (i) through (iv) above in accordance with the requirements therefore set forth in the Indenture.

The following consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Consolidated Balance Sheets as of January 31, 2013. The Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Statements of Cash Flows for the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011 and the fiscal years ended January 31, 2012 and January 31, 2013, which is the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated and combined presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100 percent owned by the parent and all guarantees are full and unconditional, subject to the customary automatic release provisions described above.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$85	$22,543	$16,420	$-	$39,048
Restricted cash	-	6	130	-	136
Accounts receivable, less reserves of approximately $442 and $486 as of January 31, 2012 and 2013, respectively	-	164,053	24,629	-	188,682
Intercompany receivables	-	410,573	-	(410,573)	-
Deferred tax assets	-	967	393	-	1,360
Prepaid expenses and other current assets	1,454	29,063	3,799	425	34,741
Total current assets	1,539	627,205	45,371	(410,148)	263,967
Property and equipment, net	-	13,652	2	-	13,654
Goodwill	-	611,192	26,332	-	637,524
Intangible assets, net	-	428,637	16,111	-	444,748
Investment in subsidiaries	954,971	1,364,497	4,167	(2,323,635)	-
Investment in, and advances to, nonconsolidated affiliates	-	425	-	(425)	-
Deferred tax assets	-	10,008	82	-	10,090
Other assets	6,192	15,543	710	-	22,445
Total assets	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,311	$-	$-	$3,311
Accounts payable	-	11,557	93	-	11,650
Accrued compensation	-	21,310	2,146	-	23,456
Accrued expenses	5,798	29,444	4,468	(400)	39,310
Intercompany payable	403,038	864,535	48,197	(1,315,770)	-
Deferred tax liabilities	-	15,125	28	-	15,153
Deferred revenue	-	233,084	29,368	-	262,452
Total current liabilities	408,836	1,178,366	84,300	(1,316,170)	355,332
Long term debt	308,466	446,568	-	-	755,034
Deferred tax liabilities	-	22,506	4,140	-	26,646
Other long term liabilities	-	8,593	1,423	-	10,016
Total long-term liabilities	308,466	477,667	5,563	-	791,696
Total stockholders' equity	245,400	1,415,126	2,912	(1,418,038)	245,400
Total liabilities and stockholders' equity	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2012

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27	$18,707	$10,174	$-	$28,908
Restricted cash	-	6	102	-	108
Accounts receivable, less reserves of approximately $442 and $486 as of January 31, 2012 and 2013, respectively	-	153,849	27,725	-	181,574
Intercompany receivables	-	367,390	-	(367,390)	-
Deferred tax assets	-	5,112	124	-	5,236
Assets held for sale		8,430	256	-	8,686
Prepaid expenses and other current assets	1,462	28,018	3,412	206	33,098
Total current assets	1,489	581,512	41,793	(367,184)	257,610
Property and equipment, net	-	8,876	429	-	9,305
Goodwill	-	571,237	26,158	-	597,395
Intangible assets, net	-	520,778	20,048	-	540,826
Investment in subsidiaries	1,000,489	1,246,231	4,166	(2,250,886)	-
Investment in, and advances to, nonconsolidated affiliates	-	206	-	(206)	-
Deferred tax assets	-	3,032	40	-	3,072
Other assets	7,638	13,892	828	-	22,358
Total assets	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$2,384	$-	$-	$2,384
Accounts payable	-	10,868	129	-	10,997
Accrued compensation	-	20,602	2,959	-	23,561
Accrued expenses	5,791	29,954	5,077	(401)	40,421
Intercompany payable	366,572	840,832	40,198	(1,247,602)	-
Deferred tax liabilities	-	4,176	-	-	4,176
Liabilities held for sale	-	4,931	9	-	4,940
Deferred revenue	-	210,861	31,269	-	242,130
Total current liabilities	372,363	1,124,608	79,641	(1,248,003)	328,609
Long term debt	308,266	404,043	-	-	712,309
Deferred tax liabilities	-	50,410	4,079	-	54,489
Other long term liabilities	-	4,796	1,376	-	6,172
Total long-term liabilities	308,266	459,249	5,455	-	772,970
Total stockholders' equity	328,987	1,361,907	8,366	(1,370,273)	328,987
Total liabilities and stockholders' equity	$1,009,616	$2,945,764	$93,462	$(2,618,276)	$1,430,566

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$363,823	$45,002	$(28,876)	$379,949
Cost of revenues	-	38,008	28,878	(28,876)	38,010
Cost of revenues - amortization of intangible assets	-	60,603	-	-	60,603
Gross profit	-	265,212	16,124	-	281,336
Operating expenses:
Research and development	-	57,894	366	-	58,260
Selling and marketing	-	126,191	14,673	-	140,864
General and administrative	202	46,021	1,839	-	48,062
Amortization of intangible assets	-	59,138	3,999	-	63,137
Acquisition related expenses	-	3,989	21	-	4,010
Merger and integration related expenses	-	13,080	113	-	13,193
Restructuring	-	4,468	29	-	4,497
Total operating expenses	202	310,781	21,040	-	332,023
Operating loss	(202)	(45,569)	(4,916)	-	(50,687)
Other (expense) income, net	-	42,595	346	(43,072)	(131)
Interest income	-	874	32	-	906
Interest expense	(37,868)	(27,912)	9	-	(65,771)
Loss before benefit for income taxes	(38,070)	(30,012)	(4,529)	(43,072)	(115,683)
Equity in (losses) earnings of subsidiaries before taxes	(77,778)	(3,579)	-	81,357	-
Benefit for income taxes	(18,565)	(17,927)	(638)	18,565	(18,565)
Net (loss) income before discontinued operations	$(97,283)	$(15,664)	$(3,891)	$19,720	$(97,118)
Loss from discontinued operations, net of an income tax benefit of $110	-	(477)	312	-	(165)
Net (loss) income	$(97,283)	$(16,141)	$(3,579)	$19,720	$(97,283)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2012

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$312,603	$42,520	$(25,994)	$329,129
Cost of revenues	-	32,069	25,914	(25,994)	31,989
Cost of revenues - amortization of intangible assets	-	66,050	-	-	66,050
Gross profit	-	214,484	16,606	-	231,090
Operating expenses:
Research and development	-	54,836	790	-	55,626
Selling and marketing	-	106,176	13,399	-	119,575
General and administrative	253	31,955	1,210	-	33,418
Amortization of intangible assets	-	62,273	4,077	-	66,350
Acquisition related expenses	-	3,451	49	-	3,500
Merger and integration related expenses	-	4,428	88	-	4,516
Restructuring	-	2,082	641	-	2,723
Total operating expenses	253	265,201	20,254	-	285,708
Operating loss	(253)	(50,717)	(3,648)	-	(54,618)
Other (expense) income, net	(7)	42,931	(1,271)	(43,072)	(1,419)
Interest income	-	105	49	-	154
Interest expense	(36,630)	(25,376)	-	-	(62,006)
Loss before benefit for income taxes	(36,890)	(33,057)	(4,870)	(43,072)	(117,889)
Equity in (losses) earnings of subsidiaries before taxes	(80,710)	(3,044)	-	83,754	-
(Benefit) provision of income taxes	(17,453)	(16,230)	(1,320)	17,453	(17,550)
Net loss before discontinued operations	$(100,147)	$(19,871)	$(3,550)	$23,229	$(100,339)
Loss from discontinued operations, net of an income tax benefit of $110	-	(139)	506	(175)	192
Net (loss) income	$(100,147)	$(20,010)	$(3,044)	$23,054	$(100,147)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MAY 26, 2010 TO JANUARY 31, 2011

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$141,046	$23,310	$(14,683)	$149,673
Cost of revenues	-	19,537	14,764	(14,683)	19,618
Cost of revenues - amortization of intangible assets	-	43,678	-	-	43,678
Gross profit	-	77,831	8,546	-	86,377
Operating expenses:
Research and development	-	31,146	741	-	31,887
Selling and marketing	-	55,314	6,093	-	61,407
General and administrative	200	21,834	444	-	22,478
Amortization of intangible assets	-	26,873	2,474	-	29,347
Acquisition related expenses	7,877	14,762	-	-	22,639
Merger and integration related expenses	-	-	-	-	-
Restructuring	-	-	-	-	-
Total operating expenses	8,077	149,929	9,752	-	167,758
Operating loss	(8,077)	(72,098)	(1,206)	-	(81,381)
Other (expense) income, net	-	(23,569)	7,006	14,944	(1,619)
Interest income	-	26	40	-	66
Interest expense	(32,188)	(16,646)	-	-	(48,834)
Loss before benefit for income taxes	(40,265)	(112,287)	5,840	14,944	(131,768)
Equity in (losses) earnings of subsidiaries before taxes	(91,503)	6,043	-	85,460	-
Benefit for income taxes	(12,678)	(12,475)	(203)	12,678	(12,678)
Net (loss) income	$(119,090)	$(93,769)	$6,043	$87,726	$(119,090)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PREDECESSOR PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$92,854	$9,329	$(4,645)	$97,538
Cost of revenues	-	9,166	4,705	(4,645)	9,226
Cost of revenues - amortization of intangible assets	-	822	-	(782)	40
Gross profit	-	82,866	4,624	782	88,272
Operating expenses:
Research and development	-	16,744	387	-	17,131
Selling and marketing	-	36,825	3,553	-	40,378
General and administrative	-	21,513	315	-	21,828
Amortization of intangible assets	-	24,422	-	(23,285)	1,137
Acquisition related expenses	-	15,063	-	-	15,063
Merger and integration related expenses	-	-	-	-	-
Restructuring	-	-	-	-	-
Total operating expenses	-	114,567	4,255	(23,285)	95,537
Operating loss	-	(31,701)	369	24,067	(7,265)
Other (expense) income, net	-	22,569	54	(22,238)	385
Interest income	-	64	31	-	95
Interest expense	-	(3,723)	-	-	(3,723)
Loss before benefit for income taxes	-	(12,791)	454	1,829	(10,508)
Equity in (losses) earnings of subsidiaries before taxes	-	482	-	(482)	-
Benefit for income taxes	-	(1,866)	(28)	-	(1,894)
Net (loss) income	$-	$(10,443)	$482	$1,347	$(8,614)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(97,283)	$(16,141)	$(3,579)	$19,720	$(97,283)
Other comprehensive income (loss) - Foreign currency adjustment	-	261	(814)	-	(553)
Comprehensive (loss) income	$(97,283)	$(15,880)	$(4,393)	$19,720	$(97,836)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED JANUARY 31, 2012

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(100,147)	$(20,010)	$(3,044)	$23,054	$(100,147)
Other comprehensive income (loss) - Foreign currency adjustment	-	(339)	1,682	(357)	986
Comprehensive (loss) income	$(100,147)	$(20,349)	$(1,362)	$22,697	$(99,161)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE PERIOD FROM MAY 26, 2010 TO JANUARY 31, 2011

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(119,090)	$(93,769)	$6,043	$87,726	$(119,090)
Other comprehensive income (loss) - Foreign currency adjustment	-	6,429	5,893	78	12,400
Unrealized gains on available-for-sale securities	-	-	-	-	-
Comprehensive (loss) income	$(119,090)	$(87,340)	$11,936	$87,804	$(106,690)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE PREDECESSOR PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$-	$(10,443)	$482	$1,347	$(8,614)
Other comprehensive income (loss) - Foreign currency adjustment	-	228	(3)	(15)	210
Unrealized gains on available-for-sale securities	-	-	-	-	-
Comprehensive (loss) income	$-	$(10,215)	$479	$1,332	$(8,404)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(36,408)	$116,186	$(846)	$(43,072)	$35,860
Cash flows from investing activities:
Purchases of property and equipment	-	(6,437)	-	-	(6,437)
Proceeds on disposition of assets	-	-	96	-	96
Acquisition of MindLeaders, net of cash received	-	1,306	678	(64,316)	(62,332)
Decrease (increase) in restricted cash	-	-	(28)	-	(28)
Net cash (used in) provided by investing activities	-	(5,131)	746	(64,316)	(68,701)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(65,021)	-	65,021	-
Proceeds from payments (on) intercompany loans	36,466	(85,907)	6,504	42,937	-
Payment received on note for sale of TCE	-	840	-	-	840
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	45,712	-	-	45,712
Principal payments on Senior Credit Facilities	-	(3,056)	-	-	(3,056)
Net cash provided by (used in) financing activities	36,466	(107,432)	6,504	107,958	43,496
Effect of exchange rate changes on cash and cash equivalents	-	213	(158)	(570)	(515)
Net (decrease) increase in cash and cash equivalents	58	3,836	6,246	-	10,140
Cash and cash equivalents, beginning of period	27	18,707	10,174	-	28,908
Cash and cash equivalents, end of period	$85	$22,543	$16,420	$-	$39,048

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2012

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(35,284)	$110,162	$(1,445)	$(43,072)	$30,361
Cash flows from investing activities:
Purchases of property and equipment	-	(5,783)	(3)	-	(5,786)
Proceeds on disposition of assets	-	-	-	-	-
Acquisition of Element K, net of cash received	-	(65,635)	396	(44,209)	(109,448)
Acquisition of 50 Lessons, net of cash received	-	(3,820)	-	-	(3,820)
Decrease (increase) in restricted cash	-	(6)	(43)	-	(49)
Net cash (used in) provided by investing activities	-	(75,244)	350	(44,209)	(119,103)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(44,209)	-	44,209	-
Capital contribution	325	-	-	-	325
Proceeds from payments (on) intercompany loans	34,983	(72,741)	(5,561)	43,319	-
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	85,434	-	-	85,434
Principal payments on Senior Credit Facilities	-	(4,819)	-	-	(4,819)
Net cash provided by (used in) financing activities	35,308	(36,335)	(5,561)	87,528	80,940
Effect of exchange rate changes on cash and cash equivalents	-	405	1,353	(247)	1,511
Net (decrease) increase in cash and cash equivalents	24	(1,012)	(5,303)	-	(6,291)
Cash and cash equivalents, beginning of period	3	19,719	15,477	-	35,199
Cash and cash equivalents, end of period	$27	$18,707	$10,174	$-	$28,908

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MAY 26, 2010 TO JANUARY 31, 2011

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(33,363)	$(17,589)	$7,450	$14,944	$(28,558)
Cash flows from investing activities:
Purchases of property and equipment	-	(2,205)	-	-	(2,205)
Acquisition of Skillsoft, net of cash received	-	504,783	(32,850)	(1,546,114)	(1,074,181)
Decrease in restricted cash	-	2,667	32	-	2,699
Net cash (used in) provided by investing activities	-	505,245	(32,818)	(1,546,114)	(1,073,687)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	(1,129,184)	(1,094,709)	1,304	2,222,589	-
Proceeds from payments (on) intercompany loans	331,589	321,628	38,203	(691,420)	-
Proceeds from issuance of ordinary shares	534,513	-	-	-	534,513
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	306,398	-	-	306,398
Proceeds from issuance of Senior Notes, net of fees	296,448	-	-	-	296,448
Principal payments on Senior Credit Facilities	-	(1,625)	-	-	(1,625)
Net cash provided by (used in) financing activities	33,366	(468,308)	39,507	1,531,169	1,135,734
Effect of exchange rate changes on cash and cash equivalents	-	371	1,338	1	1,710
Net increase in cash and cash equivalents	3	19,719	15,477	-	35,199
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of period	$3	$19,719	$15,477	$-	$35,199

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR PERIOD FROM FEBRUARY 1, 2010 TO MAY 25, 2010

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$-	$74,194	$2,129	$(22,238)	$54,085
Cash flows from investing activities:
Purchases of property and equipment	-	(438)	-	-	(438)
Purchase of investments	-	(2,562)	-	-	(2,562)
Maturity of investments	-	6,122	-	-	6,122
Decrease in restricted cash	-	18	9	-	27
Net cash (used in) provided by investing activities	-	3,140	9	-	3,149
Cash flows from financing activities:
Exercise of share options	-	3,065	-	-	3,065
Proceeds from employee share purchase plan	-	1,666	-	-	1,666
Proceeds from payments (on) intercompany loans	-	(14,134)	(8,104)	22,238	-
Principal payments on long term debt	-	(84,365)	-	-	(84,365)
Tax effect related to exercise of non-qualified stock options	-	(282)	-		(282)
Net cash provided by (used in) financing activities	-	(94,050)	(8,104)	22,238	(79,916)
Effect of exchange rate changes on cash and cash equivalents	-	(726)	(589)	-	(1,315)
Net decrease in cash and cash equivalents	-	(17,442)	(6,555)	-	(23,997)
Cash and cash equivalents, beginning of period	-	64,214	12,468	-	76,682
Cash and cash equivalents, end of period	$-	$46,772	$5,913	$-	$52,685

(22) Quarterly Statement of Operations Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2013 and 2012 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of the Company:

	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Revenues	$89,304	$93,755	$95,733	$101,157
Gross Profit	61,208	70,171	72,780	77,177
Net loss before discontinued operations	(26,041)	(20,239)	(18,217)	(32,621)
Income (loss) from discontinued operations, net of an income tax benefit (provision)	(655)	118	(48)	420
Net loss	$(26,696)	$(20,121)	$(18,265)	$(32,201)

	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Revenues	$76,395	$80,241	$85,481	$87,012
Gross Profit	53,124	56,704	60,482	60,780
Net loss before discontinued operations	(22,431)	(21,026)	(20,144)	(36,738)
Income (loss) from discontinued operations, net of an income tax benefit (provision)	-	-	-	192
Net loss	$(22,431)	$(21,026)	$(20,144)	$(36,546)

EXHIBIT INDEX

Exhibit No.	Title
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

10.2

Guarantee and Collateral Agreement, dated as of February 11, 2010, by and among SSILuxco II S.à r.  l., as guarantor, SSI Investments I Limited, SSI Investments II Limited, SSI Investments III Limited, and the subsidiaries of SSI Investments III Limited party thereto, as guarantors and grantors, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to SSI Investments II Limited’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2010 (File No. 333-169857)).

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

10.9

Employment Agreement dated June 10, 2002, between Skillsoft Limited (f/k/a Skillsoft PLC) and Charles E. Moran, as amended December 23, 2008 (Incorporated by reference to Exhibit 10.11 to Skillsoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.10

Employment Agreement dated as of June 10, 2002, between Skillsoft Limited (f/k/a Skillsoft PLC) and Jerald A. Nine, Jr., as amended December 23, 2008. (Incorporated by reference to Exhibit 10.12 to Skillsoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.11

Employment Agreement dated January 12, 1998, between Skillsoft Corporation and Mark A. Townsend, as amended December 29, 2008. (Incorporated by reference to Exhibit 10.14 to Skillsoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.12

Employment Agreement dated January 12, 1998, between Skillsoft Corporation and Thomas J. McDonald, as amended December 23, 2008. (Incorporated by reference to Exhibit 10.15 to Skillsoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

Exhibit No.	Title
10.13

Employment Agreement dated effective September 6, 2002 between Skillsoft Limited (f/k/a Skillsoft PLC) and Colm M. Darcy, as amended December 23, 2008. (Incorporated by reference to Exhibit 10.16 to Skillsoft Limited’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

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

10.15

Second Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of August 31, 2012, among SSI Investments I Limited and Skillsoft Corporation (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to SSI Investments II Limited’s Registration Statement on Form 10-Q filed with the Securities and Exchange Commission on December 14, 2012 (File No. 333-169857)).

10.16

Third Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of September 25, 2012, among SSI Investments I Limited and Skillsoft Corporation (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), the lenders party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent and the other agents named therein (incorporated by reference to Exhibit 10.2 to SSI Investments II Limited’s Registration Statement on Form 10-Q filed with the Securities and Exchange Commission on December 14, 2012 (File No. 333-169857)).

10.17

Fourth Amendment to the Amended and Restated Credit Agreement dated May 26, 2010, dated as of September 28, 2012, among SSI Investments I Limited and Skillsoft Corporation (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), the lenders party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent and the other agents named therein (incorporated by reference to Exhibit 10.3 to SSI Investments II Limited’s Registration Statement on Form 10-Q filed with the Securities and Exchange Commission on December 14, 2012 (File No. 333-169857)).

21.1†	List of Significant Subsidiaries.
23.1†	Consent of Ernst & Young LLP
31.1†	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
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