Form 10-Q
period 2013-04-30
SSI Investments II Ltd
filed 2013-06-13
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)


þ	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013
OR
¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

FOR THE QUARTER ENDED APRIL 30, 2013

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	April 30, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,918	$39,048
Restricted cash	156	136
Accounts receivable, net	102,404	188,682
Deferred tax assets	1,360	1,360
Prepaid expenses and other current assets	32,485	34,741
Total current assets	223,323	263,967
Property and equipment, net	12,499	13,654
Goodwill	636,050	637,524
Intangible assets, net	416,180	444,748
Deferred tax assets	10,090	10,090
Other assets	21,356	22,445
Total assets	$1,319,498	$1,392,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$27,492	$3,311
Accounts payable	6,287	11,650
Accrued compensation	11,159	23,456
Accrued expenses	40,631	39,310
Deferred tax liabilities	15,153	15,153
Deferred revenue	225,003	262,452
Total current liabilities	325,725	355,332

Long term debt	730,082	755,034
Deferred tax liabilities	18,331	26,646
Other long term liabilities	10,733	10,016
Total long-term liabilities	759,146	791,696
Commitments and contingencies (Note 11)
Shareholders' equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,271 shares issued at April 30, 2013 and January 31, 2013	534,513	534,513
Additional paid-in capital	16,058	14,574
Accumulated deficit	(327,044)	(316,520)
Accumulated other comprehensive income	11,100	12,833
Total stockholders' equity	234,627	245,400
Total liabilities and stockholders' equity	$1,319,498	$1,392,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

0

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended April 30,
	2013	2012
Revenues	$100,519	$89,304
Cost of revenues	9,562	10,428
Cost of revenues - amortization of intangible assets	14,024	17,668
Gross profit	76,933	61,208
Operating expenses:
Research and development	13,929	13,987
Selling and marketing	34,379	33,357
General and administrative	9,933	8,977
Amortization of intangible assets	13,686	15,386
Acquisition related expenses	265	399
Merger and integration related expenses	1,728	2,305
Restructuring	2,351	467
Total operating expenses	76,271	74,878
Operating income (loss)	662	(13,670)
Other (expense) income, net	(217)	(922)
Interest income	272	27
Interest expense	(15,773)	(16,561)
Loss before benefit for income taxes	(15,056)	(31,126)
Benefit for income taxes	(4,528)	(5,085)
Net loss before discontinued operations	$(10,528)	$(26,041)
Income (loss) from discontinued operations, net of an income tax benefit of $0 and $416 for the three months ended April 30, 2013 and 2012, respectively	4	(655)
Net loss	$(10,524)	$(26,696)

The accompanying notes are an integral part of these condensed consolidated financial statements

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended April 30,
	2013	2012
Comprehensive loss:
Net loss	$(10,524)	(26,696)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(1,733)	1,996
Comprehensive loss	$(12,257)	$(24,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,524)	$(26,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,484	-
Depreciation and amortization	1,623	1,393
Amortization of intangible assets	27,710	33,054
Provision of bad debts	49	-
Benefit for income taxes - non-cash	(8,159)	(6,979)
Non-cash interest expense	1,335	1,307
Loss on disposition of assets	13	152
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	85,403	87,850
Prepaid expenses and other current assets	1,933	5,256
Accounts payable	(2,033)	(8,388)
Accrued expenses, including long-term	(10,115)	(12,924)
Deferred revenue	(36,435)	(28,890)
Net cash provided by operating activities	52,284	45,135
Cash flows from investing activities:
Purchases of property and equipment	(3,555)	(2,565)
Proceeds on disposition of assets	-	96
Increase in restricted cash	(20)	(37)
Net cash used in investing activities	(3,575)	(2,506)
Cash flows from financing activities:
Principal payments on Senior Credit Facilities	(1,162)	(225)
Net cash used in financing activities	(1,162)	(225)
Effect of exchange rate changes on cash and cash equivalents	323	225
Net increase in cash and cash equivalents	47,870	42,629
Cash and cash equivalents, beginning of period	39,048	28,908
Cash and cash equivalents, end of period	$86,918	$71,537

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2013 and the results of its operations and cash flows for three months ended April 30, 2013. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as filed with the SEC on April 30, 2013. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2013 and January 31, 2013, the Company did not have any cash equivalents or available for sale investments.

At April 30, 2013 and January 31, 2013, the Company had approximately $0.2 million and $0.1 million of restricted cash, respectively, held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for both the three months ended April 30, 2013 and April 30, 2012.

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

Share options granted to date become exercisable based on service-based conditions or a combination of service-, performance- and market-based conditions. Performance conditions include the receipt of a dividend or sale of shares by the equity sponsors, an initial public offering or a change in control. Market conditions are based on the return received (or deemed received) by the equity sponsors on their initial equity investment in Luxco II and upon the occurrence of certain events, including a change in control of Luxco II. Options are priced at the fair market value on the date of grant, supported by a contemporaneous valuation of the ordinary shares of the Company using a combination of the discounted cash flow method and the guideline company method. Shares of Luxco II acquired upon the exercise of such share options are subject to both transfer restrictions and repurchase rights following a termination of employment. The share options expire on the tenth anniversary of the date of grant.

Any share-based compensation recognized in relation to options granted under the 2010 Plan will be recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

No tax benefit was realized during the three month periods ended April 30, 2013 and April 30, 2012, as no share options were exercised.

Share Options

A summary of share option activity under the 2010 Plan for the three months ended April 30, 2013 is as follows:

Share Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2013	639,747	100.00 - 117.00	7.8
Granted	-	-	-
Exercised	-	-	-
Forfeited	(2,409)	100.00 - 117.00	-
Expired	-	-	-
Outstanding, April 30, 2013	637,338	100.00 - 117.00	7.6
Exercisable, April 30, 2013	105,436	100.00	7.6
Vested and expected to vest, April 30, 2013	637,338	100.00 - 117.00	7.6

Service-Based Vesting Options

Grants of options which become exercisable based on service conditions vest over a period of 5 years (20% of the shares subject to the options vest on each of the first, second, third, fourth and fifth anniversaries of the earlier of the grant date or a pre-determined vesting commencement date) provided that the optionee is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The options expire 10 years from the date of grant.

Performance- and Market-Based Vesting Options

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

In the fiscal year ended January 31, 2013, the Company recognized $14.2 million of share-based compensation expense, which includes $2.1 million and $6.0 million of share-based compensation attributable to services performed in prior periods which should have been recognized in the period from May 26, 2010 to January 31, 2011 and the year ended January 31, 2012, respectively. The error correction of cumulative expense to date in the current period was not considered material to the Company’s prior consolidated financial statements.

In the three months ended April 30, 2013, the Company recognized $1.5 million of share-based compensation expense. Total unrecognized expense associated with all stock options as of April 30, 2013 was $13.1 million.

(b)            Share Capital

As of April 30, 2013, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of April 30, 2013 and January 31, 2013,  534,513,271 ordinary shares were issued and outstanding.

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

6. ACQUISITIONS

ThirdForce Group PLC (“MindLeaders”)

On September 25, 2012, Skillsoft Ireland Limited (the "Buyer"), an indirect subsidiary of SSI II, completed the first closing of the cash offer (the “Offer”) for the entire issued and to be issued share capital of MindLeaders, at which time it received acceptances from approximately 91.3% of the issued and outstanding shares of MindLeaders. The Offer remained open for acceptance until October 11, 2012 for any remaining shareholders to accept the Offer and receive their funds. For the remaining 1.8% of shareholders, which did not accept the Offer by that time, the Buyer served notice on those shareholders of its intention to compulsorily acquire their shares as allowed under Irish securities law, based on the same terms of the initial Offer. This notice represented a forward contract to purchase the remaining shares of MindLeaders at a fixed price which has been recorded as a liability on the accompanying balance sheet and resulted in the determination for accounting purposes that the Company controlled 100% of MindLeaders as of October 31, 2012. Accordingly, no non-controlling interest was recognized in the Company’s consolidated financial statements.

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

The cash purchase price of $64.3 million was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$8,056
Property and equipment	513
Goodwill	40,971
Amortizable intangible assets	27,703
Long term assets	575
Current liabilities	(8,032)
Deferred revenue	(1,484)
Long term assets liabilities	(3,986)
Total	$64,316

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

The Company assumed certain liabilities in the acquisition of MindLeaders, including deferred revenue that was ascribed a fair value of $1.5 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of MindLeaders’ deferred revenue by  $9.2 million. Approximately $0.6 million of acquired MindLeaders deferred revenue remained unamortized at April 30, 2013.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees, legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

The Company concluded that the acquisition of MindLeaders represented a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and MindLeaders for the three month period ended April 30, 2012, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of MindLeaders, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

Three Months Ended
April 30, 2012
Revenue	$96,299
Net loss	(27,629)

The Company’s only significant non-recurring pro-forma adjustments impacting the periods shown above relate to purchase accounting adjustments to deferred revenue.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of MindLeaders occurred as of February 1, 2011.

7. RESTRUCTURING

In connection with the acquisition of MindLeaders, the Company’s management approved and initiated a plan to integrate the business into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. During the three months ended April 30, 2013, the Company consolidated and reorganized the space utilized by MindLeaders in the UK and Ireland and as a result incurred a $1.1 million restructuring charge, which is included in the statement of operations as restructuring.

In addition, the Company committed to an organizational change and a workforce reduction plan as a result of the acquisitions of Mindleaders and Element K in an effort to eliminate redundancies and positions not required by the combined businesses and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, the Company incurred additional restructuring charges during the three months ended April 30, 2013 of $1.2 million which related primarily to one-time termination benefits.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring accrual as of January 31, 2013	$837	$878	$1,715
Restructuring charges incurred	1,238	1,113	2,351
Payments made	(1,366)	(566)	(1,932)
Restructuring accrual as of April 30, 2013	$709	$1,425	$2,134

8. DISCONTINUED OPERATIONS

Following the Element K acquisition, the Company decided to divest itself of the Training Channel Enablement (“TCE”) business acquired as part of the Element K acquisition because the Company does not believe this business is consistent with the Company’s strategy and profit model. As a result, on March 21, 2012, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to Logical Operations Inc. (“Logical Operations”) certain TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012. The Company also entered into a transitional services agreement with Logical Operations. The services provided under this agreement were completed within the fiscal year ended January 31, 2013 and the cash flows from the agreement were not material.

When TCE was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. The assets held for sale included allocated goodwill of $5.1 million. The business was sold for $8.1 million, payable in installments as outlined in the Asset Purchase Agreement. There was no gain or loss recognized on the sale.

The Company has accounted for TCE as discontinued operations and the components of discontinued operations are as follows (in thousands):

	Three Months Ended April 30,
Statement of operations:	2013	2012
Revenue from discontinued operations	$-	$5,023

Income (loss) from discontinued operations before income taxes	4	(1,071)
Income tax (provision) benefit	-	416
Income (loss) from discontinued operations	$4	$(655)

9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	April 30, 2013			January 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$268,570	$185,001	$83,569	$268,678	$170,933	$97,745
Customer contracts/ relationships	295,956	113,721	182,235	297,109	102,839	194,270
Non-compete agreement	4,070	1,255	2,815	4,070	1,052	3,018
Trademarks and trade names	15,220	5,901	9,319	15,220	5,449	9,771
Backlog	59,000	50,658	8,342	59,000	48,956	10,044
Skillsoft trademark	129,900	-	129,900	129,900	-	129,900
	$772,716	$356,536	$416,180	$773,977	$329,229	$444,748

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining nine months)	$81,866
2015	80,400
2016	42,176
2017	27,181
2018	21,092
2019	16,839
2020	13,436
2021	3,290
Total	$286,280

In connection with the Acquisition, the Company concluded that its “Skillsoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the Skillsoft name.

The change in goodwill at April 30, 2013 from the amount recorded at January 31, 2013 is as follows:

Gross carrying amount of goodwill, January 31, 2013	637,524
Change in fair value assessment of MindLeaders	(15)
Foreign currency translation adjustment	(1,459)
Gross carrying amount of goodwill, April 30, 2013	$636,050

The Company will be conducting its annual impairment test of goodwill for the fiscal year ended January 31, 2014 in the fourth quarter. There were no indicators of impairment identified in the first quarter of fiscal 2014.

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdictions in which it operates.

The Company has significant tax loss carryforwards mainly in Ireland and the United States. Some of the U.S. tax leases are subject to limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

For the three months ended April 30, 2013, the Company recorded an income tax benefit of $4.5 million. The Company's effective tax rate for the three months ended April 30, 2013 was 30.1%. The tax benefit for the three months ended April 30, 2013 consists of a cash tax provision of $3.6 million and a non-cash tax benefit of $8.1 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $8.8 million at April 30, 2013, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2013, the Company had $0.9 million of accrued interest and penalties related to uncertain tax positions.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities including those in its major jurisdictions of Ireland, the United States, the United Kingdom, Germany, Australia and Canada. With few exceptions, the Company is no longer subject to any national level income tax examinations for years before fiscal 2009.

During fiscal year ended January 31, 2012, the Company was notified by the U.S. Internal Revenue Service (“IRS”) that its U.S. federal income tax return for the tax years ended January 31, 2010 and 2011 had been selected for examination.

As of April 30, 2013, the Company has not received any proposed adjustments to its reported tax positions. Although the Company estimates that it is reasonably possible that the IRS could propose material adjustments to its taxable income, the Company has not adjusted its tax reserves as a result of the ongoing examination. The Company intends to contest any material assessment at the IRS Office of Appeals and, if necessary, in court.  The Company believes that its filing positions will be sustained on their technical merits.  However, no assurance can be made that a settlement will be agreed upon, or that the Company will otherwise prevail in the final resolution of this matter.  If the IRS prevails, a cash payment would be required, thereby negatively and adversely impacting the Company’s financial condition, results of operations, and cash flows. The Company will continue to reassess the adequacy of its existing tax reserves as the examination progresses and, through that process, the Company may determine the need to increase its existing reserves by a material amount.

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

12.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Three Months Ended April 30,
	2013	2012
Revenue:
United States	$77,047	$70,429
United Kingdom	9,387	8,768
Canada	5,393	5,221
Europe, excluding United Kingdom	4,758	4,105
Australia/New Zealand	4,159	3,957
Other (Countries less than 5% individually, by region)	2,911	2,304
Purchase accounting adjustments	(3,136)	(5,480)
Total revenue	$100,519	$89,304

Long-lived tangible assets at international locations are not considered significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed consolidated balance sheets consisted of the following (in thousands):

	April 30, 2013	January 31, 2013
Professional fees	$3,923	$3,602
Sales tax payable/VAT payable	2,869	7,350
Accrued royalties	2,400	2,568
Accrued tax	5,406	4,815
Interest payable	16,515	7,772
Other accrued liabilities	9,518	13,203
Total accrued expenses	$40,631	$39,310

14. OTHER ASSETS

Other assets in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	April 30, 2013	January 31, 2013
Debt financing cost – long term (See Note 16)	$14,868	$15,982
Other	1,890	2,013
Note receivable	4,598	4,450
Total other assets	$21,356	$22,445

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	April 30, 2013	January 31, 2013
Uncertain tax positions; including interest and penalties – long term	$7,422	$7,619
Unfavorable lease commitments assumed in the acquisition of Element K	844	898
Other	2,467	1,499
Total other long-term liabilities	$10,733	$10,016

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

In addition, on September 28, 2012, Holdings and the Borrower completed a re-pricing of the Credit Agreement. The new interest rate on the term loans, including the Additional Term Loans, is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 4.75%. The new interest rate on the revolving loans is LIBOR plus 3.50%, compared to the previous interest rate of LIBOR plus 4.50%. The new LIBOR floor on the term loans, including the Additional Term Loans, and revolving loans is 1.25%, compared to the previous LIBOR floor of 1.75%. On March 29, 2013, the Company elected its interest calculation to be based on adjusted LIBOR.

The re-pricing was accounted for as a modification for accounting purposes. Accordingly, unamortized deferred financing costs and original issuance discounts of $13.8 million and $2.1 million, respectively, and $4.0 million of fees paid to lenders in connection with the re-pricing, will be amortized as additional interest expense over the revised term of the Senior Credit Facilities.

As of April 30, 2013, under the Credit Agreement, the Company had a $505 million senior secured credit facility comprised of a $465 million term loan facility and a $40 million revolving credit facility (collectively the “Senior Credit Facilities”). The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of April 30, 2013, there were no amounts outstanding under the revolving credit facility.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant requires the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At April 30, 2013, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At April 30, 2013, the Company was in compliance with these covenants.

During the three months ended April 30, 2013 and, April 30, 2012, the Company recorded $1.1 million of amortized interest expense related to the capitalized debt financing costs and original issue discount. During the three months ended April 30, 2012, the Company recorded $0.9 million of amortized interest expense related to the capitalized debt financing costs. As of April 30, 2013, total unamortized debt financing costs of $3.0 million and $9.0 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

During the three months ended April 30, 2013 and April 30, 2012, the Company paid approximately $5.5 million and $6.7 million in interest, respectively.

Future scheduled minimum payments, including estimated mandatory prepayments under the Senior Credit Facilities, are as follows (in thousands):

Fiscal 2014	$3,488
Fiscal 2015	25,337
Fiscal 2016	-
Fiscal 2017	-
Fiscal 2018	425,513
Total	$454,338

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

The Company may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2014, at a redemption price equal to 100% of the principal amount of the senior notes plus a premium declining ratably to par plus accrued and unpaid interest (if any). The Company may also redeem any of the Senior Notes at any time prior to June 1, 2014 at a redemption price of 100% of their principal amount plus a make-whole premium and accrued and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2013 and April 30, 2013. This call feature will be marked to market over the period it is active.

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

The indenture governing the Senior Notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At April 30, 2013, the Company was in compliance with these covenants.

In connection with the issuance of the Senior Notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and is amortizing them to interest expense over the term of the Senior Notes. During both the three months ended April 30, 2013 and April 30, 2012, the Company recorded $0.4 million of amortized interest expense related to these capitalized debt financing costs. As of April 30, 2013, total unamortized debt financing costs of $1.4 million and $5.8 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income is composed primarily of foreign currency translation adjustments. The following is a summary of the components of accumulated other comprehensive income, net of tax, at April 30, 2013 (in thousands):

Accumulated Other Comprehensive Income
Balance at January 31, 2013	$12,833
Other comprehensive income (loss) from Foreign Currency Translation	(1,733)
Balance at April 30, 2013	$11,100

18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this amendment in the first quarter of fiscal 2014. The adoption did not have a material impact on the condensed consolidated financial statements for the three months ended April 30, 2013.

19. FAIR VALUE MEASUREMENTS

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

The Company had no assets or liabilities that would be considered Type 1, 2 or 3 as of April 30, 2013. The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of April 30, 2013 approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at variable rates and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of April 30, 2013 were as follows (in thousands):

	April 30, 2013
	Current Value	Fair Value
Senior Notes	$310,000	$346,233

The fair value of the Senior Notes is determined by the trading price on April 30, 2013, representing a Level 1 valuation.

20. GUARANTORS

On May 26, 2010, in connection with the Acquisition, the Company completed an offering of  $310.0 million aggregate principal amount of 11.125%  Senior Notes due 2018 as described in Note 16. The Senior Notes are unsecured senior obligations of the Company and SSI Co-Issuer LLC, a wholly owned subsidiary of the Company, and are guaranteed on a senior unsecured basis by SSI III and the restricted subsidiaries of Skillsoft (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantee the Senior Credit Facilities described in Note 16. Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. The Guarantors also unconditionally guarantee the Senior Credit Facilities. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The guarantees of the Senior Notes are joint and several and will terminate upon the following customary circumstances: (i) the sale, exchange, disposition or transfer (by merger or otherwise) of all of the capital stock of a Guarantor, or all or substantially all of its assets; (ii) the release or discharge of the guarantee of the other indebtedness which resulted in the creation of the guarantee by such Guarantor under the Indenture; (iii) the proper designation of a Guarantor as an “Unrestricted Subsidiary” and (iv) the legal defeasance, covenant defeasance, or satisfaction and discharge of the Indenture, in each such case specified in clauses (i) through (iv) above in accordance with the requirements therefore set forth in the Indenture.

The following consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Consolidated Balance Sheets as of April 30, 2013 and January 31, 2013. The Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Statements of Cash Flows for the three months ended April 30, 2013 and April 30, 2012,  of the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries on a consolidated and combined basis.

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

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$78	$71,345	$15,495	$-	$86,918
Restricted cash	-	6	150	-	156
Accounts receivable, net	-	83,838	18,566	-	102,404
Intercompany receivables	-	410,310	-	(410,310)	-
Deferred tax assets	-	985	375	-	1,360
Prepaid expenses and other current assets	1,539	27,107	3,403	436	32,485
Total current assets	1,617	593,591	37,989	(409,874)	223,323
Property and equipment, net	-	12,497	2	-	12,499
Goodwill	-	610,114	25,936	-	636,050
Intangible assets, net	-	401,251	14,929	-	416,180
Investment in subsidiaries	953,894	1,375,943	4,167	(2,334,004)	-
Investment in, and advances to, nonconsolidated affiliates	-	436	-	(436)	-
Deferred tax assets	-	10,009	81	-	10,090
Other assets	5,831	14,825	700	-	21,356
Total assets	$961,342	$3,018,666	$83,804	$(2,744,314)	$1,319,498
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$27,492	$-	$-	$27,492
Accounts payable	-	6,053	234	-	6,287
Accrued compensation	-	10,361	798	-	11,159
Accrued expenses	14,403	24,548	2,080	(400)	40,631
Intercompany payable	403,792	853,780	47,168	(1,304,740)	-
Deferred tax liabilities	-	15,119	34	-	15,153
Deferred revenue	-	198,427	26,576	-	225,003
Total current liabilities	418,195	1,135,780	76,890	(1,305,140)	325,725
Long term debt	308,520	421,562	-	-	730,082
Deferred tax liabilities	-	14,669	3,662	-	18,331
Other long term liabilities	-	9,399	1,334	-	10,733
Total long-term liabilities	308,520	445,630	4,996	-	759,146
Total stockholders' equity	234,627	1,437,256	1,918	(1,439,174)	234,627
Total liabilities and stockholders' equity	$961,342	$3,018,666	$83,804	$(2,744,314)	$1,319,498

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$85	$22,543	$16,420	$-	$39,048
Restricted cash	-	6	130	-	136
Accounts receivable, net	-	164,053	24,629	-	188,682
Intercompany receivables	-	410,573	-	(410,573)	-
Deferred tax assets	-	967	393	-	1,360
Prepaid expenses and other current assets	1,454	29,063	3,799	425	34,741
Total current assets	1,539	627,205	45,371	(410,148)	263,967
Property and equipment, net	-	13,652	2	-	13,654
Goodwill	-	611,192	26,332	-	637,524
Intangible assets, net	-	428,637	16,111	-	444,748
Investment in subsidiaries	954,971	1,364,497	4,167	(2,323,635)	-
Investment in, and advances to, nonconsolidated affiliates	-	425	-	(425)	-
Deferred tax assets	-	10,008	82	-	10,090
Other assets	6,192	15,543	710	-	22,445
Total assets	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,311	$-	$-	$3,311
Accounts payable	-	11,557	93	-	11,650
Accrued compensation	-	21,310	2,146	-	23,456
Accrued expenses	5,798	29,444	4,468	(400)	39,310
Intercompany payable	403,038	864,535	48,197	(1,315,770)	-
Deferred tax liabilities	-	15,125	28	-	15,153
Deferred revenue	-	233,084	29,368	-	262,452
Total current liabilities	408,836	1,178,366	84,300	(1,316,170)	355,332
Long term debt	308,466	446,568	-	-	755,034
Deferred tax liabilities	-	22,506	4,140	-	26,646
Other long term liabilities	-	8,593	1,423	-	10,016
Total long-term liabilities	308,466	477,667	5,563	-	791,696
Total stockholders' equity	245,400	1,415,126	2,912	(1,418,038)	245,400
Total liabilities and stockholders' equity	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$96,452	$11,294	$(7,227)	$100,519
Cost of revenues	-	9,502	7,287	(7,227)	9,562
Cost of revenues - amortization of intangible assets	-	14,024	-	-	14,024
Gross profit	-	72,926	4,007	-	76,933
Operating expenses:
Research and development	-	13,929	-	-	13,929
Selling and marketing	-	30,714	3,665	-	34,379
General and administrative	43	9,521	369	-	9,933
Amortization of intangible assets	-	12,744	942	-	13,686
Acquisition related expenses	-	265	-	-	265
Merger and integration related expenses	-	1,727	1	-	1,728
Restructuring	-	2,351	-	-	2,351
Total operating expenses	43	71,251	4,977	-	76,271
Operating (loss) income	(43)	1,675	(970)	-	662
Other (expense) income, net	(2)	10,332	264	(10,811)	(217)
Interest income	-	270	2	-	272
Interest expense	(9,652)	(6,121)	-	-	(15,773)
(Loss) income before benefit for income taxes	(9,697)	6,156	(704)	(10,811)	(15,056)
Equity in (losses) earnings of subsidiaries before taxes	(5,355)	(410)	-	5,765	-
(Benefit) provision for income taxes	(4,528)	(4,234)	(294)	4,528	(4,528)
Net (loss) income before discontinued operations	$(10,524)	$9,980	$(410)	$(9,574)	$(10,528)
Income from discontinued operations	-	4	-	-	4
Net (loss) income	$(10,524)	$9,984	$(410)	$(9,574)	$(10,524)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$85,442	$10,548	$(6,686)	$89,304
Cost of revenues	-	10,424	6,690	(6,686)	10,428
Cost of revenues - amortization of intangible assets	-	17,668	-	-	17,668
Gross profit	-	57,350	3,858	-	61,208
Operating expenses:
Research and development	-	13,647	340	-	13,987
Selling and marketing	-	29,762	3,595	-	33,357
General and administrative	43	8,220	714	-	8,977
Amortization of intangible assets	-	14,369	1,017	-	15,386
Acquisition related expenses	-	380	19	-	399
Merger and integration related expenses	-	2,304	1	-	2,305
Restructuring	-	497	(30)	-	467
Total operating expenses	43	69,179	5,656	-	74,878
Operating (loss) income	(43)	(11,829)	(1,798)	-	(13,670)
Other income (expense), net	1	10,003	(158)	(10,768)	(922)
Interest income	-	10	17	-	27
Interest expense	(9,335)	(7,235)	9	-	(16,561)
Loss before benefit for income taxes	(9,377)	(9,051)	(1,930)	(10,768)	(31,126)
Equity in (losses) earnings of subsidiaries before taxes	(22,404)	(1,621)	-	24,025	-
(Benefit) provision for income taxes	(5,085)	(5,084)	(1)	5,085	(5,085)
Net (loss) income before discontinued operations, net of income taxes of $416	$(26,696)	$(5,588)	$(1,929)	$8,172	$(26,041)
Loss from discontinued operations, net of an income tax benefit of $416	-	(963)	308	-	(655)
Net (loss) income	$(26,696)	$(6,551)	$(1,621)	$8,172	$(26,696)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 30, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(10,524)	$9,984	$(410)	$(9,574)	$(10,524)
Other comprehensive income (loss) - Foreign currency adjustment	-	(1,186)	(1,224)	677	(1,733)
Comprehensive (loss) income	$(10,524)	$8,798	$(1,634)	$(8,897)	$(12,257)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 30, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(26,696)	$(6,551)	$(1,621)	$8,172	$(26,696)
Other comprehensive income (loss) - Foreign currency adjustment	-	2,427	(431)	-	1,996
Comprehensive (loss) income	$(26,696)	$(4,124)	$(2,052)	$8,172	$(24,700)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(762)	$63,681	$176	$(10,811)	$52,284
Cash flows from investing activities:
Purchases of property and equipment	-	(3,555)	-	-	(3,555)
Increase in restricted cash	-	-	(20)	-	(20)
Net cash used in investing activities	-	(3,555)	(20)	-	(3,575)
Cash flows from financing activities:
Proceeds from payments (on) intercompany loans	755	(10,256)	(878)	10,379	-
Principal payments on Senior Credit Facilities	-	(1,162)	-	-	(1,162)
Net cash provided by (used in) financing activities	755	(11,418)	(878)	10,379	(1,162)
Effect of exchange rate changes on cash and cash equivalents	-	94	(203)	432	323
Net (decrease) increase in cash and cash equivalents	(7)	48,802	(925)	-	47,870
Cash and cash equivalents, beginning of period	85	22,543	16,420	-	39,048
Cash and cash equivalents, end of period	$78	$71,345	$15,495	$-	$86,918

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(429)	$54,916	$1,416	$(10,768)	$45,135
Cash flows from investing activities:
Purchases of property and equipment	-	(2,565)	-	-	(2,565)
Proceeds on disposition of assets	-	-	96	-	96
Increase in restricted cash	-	-	(37)	-	(37)
Net cash (used in) provided by investing activities	-	(2,565)	59	-	(2,506)
Cash flows from financing activities:
Proceeds from payments (on) intercompany loans	426	(21,208)	9,996	10,786	-
Principal payments on Senior Credit Facilities	-	(225)	-	-	(225)
Net cash provided by (used in) financing activities	426	(21,433)	9,996	10,786	(225)
Effect of exchange rate changes on cash and cash equivalents	-	189	54	(18)	225
Net (decrease) increase in cash and cash equivalents	(3)	31,107	11,525	-	42,629
Cash and cash equivalents, beginning of period	27	18,707	10,174	-	28,908
Cash and cash equivalents, end of period	$24	$49,814	$21,699	$-	$71,537

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may make forward-looking statements relating to, among other things, such matters as anticipated financial performance, business outlook and prospects, strategy, plans, regulatory, market and industry trends, expected levels of liquidity over the next 12 months and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three months ended April 30, 2013 met the requirements for capitalization.

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

Amortization of intangible assets represents the amortization of customer value, trademarks and tradenames and backlog from the Acquisition, the acquisition of the Element K business (“Element K”), the acquisition of ThirdForce Group, plc (“MindLeaders”) and the acquisition of 50 Lessons Limited (“50 Lessons”).

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to our acquisitions.

Merger and integration related expenses primarily consist of salaries paid to MindLeaders and Element K employees for transitional work assignments and facility costs for leased space only expected to be utilized for a short term during the transition period. These costs are being incurred to support systems and process integration activities.

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

BUSINESS OUTLOOK

In the three months ended April 30, 2013, we generated revenue of $100.5 million as compared to $89.3 million in the three months ended April 30, 2012. We reported a net loss in the three months ended April 30, 2013 of $10.5 million as compared to $26.7 million in the three months ended April 30, 2012.

The net loss in the three month period ended April 30, 2013 was primarily driven by the activities resulting from, and related to, the Acquisition, the acquisition of Element K and the acquisition of MindLeaders. The significant components related to the Acquisition, the acquisition of Element K and the acquisition of MindLeaders include the following (amounts in millions):

	Three Months Ended April 30,
	2013	2012
Current period impact to reductions to deferred revenue in purchase accounting	$3.1	$5.5
Amortization of intangible assets related to content and technology	14.0	17.7
Current period impact to reductions to prepaid commissions in purchase accounting	(0.1)	(0.5)
Amortization of intangible assets	13.7	15.4
Acquisition related expenses	0.3	0.4
Merger and integration related expenses	1.7	4.1
Restructuring	2.4	0.5
Income (loss) from discontinued operations	-	0.7
Interest expense from borrowings	15.8	16.6
Subtotal of acquisition and acquisition related activities	$50.9	$60.4

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

During the three months ended April 30, 2013 and continuing through the fiscal year ending January 31, 2014, we will continue to focus on revenue generation primarily by:

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

CRITICAL ACCOUNTING POLICIES

We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and requires application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on April 30, 2013. The policies set forth in our Form 10-K have not changed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2013 VERSUS THREE MONTHS ENDED APRIL 30, 2012

Revenue

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Revenue:
United States	$77,047	$70,429	$6,618	9%
International	26,608	24,355	2,253	9%
Fair value adjustments to deferred revenue	(3,136)	(5,480)	2,344	(43%)
Total	$100,519	$89,304	$11,215	13%

The increase in total revenue for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily the result of additional revenue we realized as a result of the acquisitions of MindLeaders of approximately $5.4 million (including approximately $0.4 million of revenue generated from product offerings that will not be replaced). In addition, the increase in revenue was related to a higher level of revenue recognition from deferred revenue at the beginning of the fiscal year as compared to the same period in the prior fiscal year. Revenue was also impacted as the result of the fair value adjustments to deferred revenue in purchase accounting related to the Acquisition, Element K acquisition and the MindLeaders acquisition.

Costs and Expenses

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Cost of revenue	$9,562	$10,428	$(866)	(8%)
As a percentage of revenue	10%	12%
Cost of revenue – amortization of intangible assets	14,024	17,668	(3,644)	(21%)
As a percentage of revenue	14%	20%

The decrease in cost of revenue for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily due to transitional costs associated with Element K content development which were included in fiscal year ended January 31, 2013. This decrease was partially offset by incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Element K acquisition and the MindLeaders acquisition).

The decrease in cost of revenue - amortization of intangible assets for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the MindLeaders acquisition.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Research and development	$13,929	$13,987	$(58)	(0%)
As a percentage of revenue	14%	16%

The decrease in research and development expense for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily due to a reduction in outsourced software and content development costs of $1.2 million. This decrease was partially offset by increased compensation and benefits expense of $1.1 million (which includes $0.2 million of share-based compensation).

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Selling and marketing	$34,379	$33,357	$1,022	3%
As a percentage of revenue	34%	37%

The increase in selling and marketing expense for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily due to increased compensation and benefits expense of $1.1 million (which includes $0.4 million of share-based compensation) and an increase in commission expense of $0.8 million. This increase was partially offset by a reduction in consulting fees of $0.5 million as a result of certain initiatives concluding in the prior period.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
General and administrative	$9,933	$8,977	$956	11%
As a percentage of revenue	10%	10%

The increase in general and administrative expense for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily due to increased compensation and benefits expense of $1.5 million (which includes $0.9 million of share-based compensation).  This increase was partially offset by a decrease in sales and use tax of $0.5 million.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Amortization of intangible assets	$13,686	$15,386	$(1,700)	(11%)
As a percentage of revenue	14%	17%
Acquisition related expenses	265	$399	(134)	(34%)
As a percentage of revenue	0%	0%
Merger and integration related expenses	1,728	2,305	(577)	(25%)
As a percentage of revenue	2%	3%
Restructuring	2,351	467	1,884	403%
As a percentage of revenue	2%	1%

The decrease in amortization of intangible assets for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily due to the timing of the expected utilization of intangible assets acquired in the Acquisition as well as certain intangible assets becoming fully amortized. This decrease was partially offset by amortization incurred from the intangible assets acquired in the Element K and MindLeaders acquisitions.

In the three months ended April 30, 2013, we incurred approximately $0.3 million of acquisition related expenses primarily due to activity related to the acquisition of MindLeaders. In the three months ended April 30, 2012, we incurred approximately $0.4 million of acquisition related expenses primarily due to activity related to the acquisition of Element K.

In the three months ended April 30, 2013, we incurred approximately $1.7 million of merger and integration related expenses primarily as a result of efforts undertaken to integrate MindLeaders’ operations into ours. Included in these costs are salary and benefits for MindLeaders employees conducting transitional activities, consulting fees associated with the MindLeaders acquisition and transitional systems and process integration activities. We expect these integration efforts to be materially completed during the fiscal year ending January 31, 2014. In the three months ended April 30, 2012, we incurred approximately $2.3 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. These integration efforts are also completed.

In the three months ended April 30, 2013 we initiated a plan to consolidate and reorganize the space utilized in the UK and Ireland facilities. This consolidation of utilized space is a result of the workforce reduction plan we executed in fiscal year ended January 31, 2013 related to the acquisition of MindLeaders. We accrued $1.1 million in accrued expense and other long term liabilities on our Condensed Consolidated Balance Sheets representing the cost of vacated space less estimated future sub-lease assumptions. In addition, we committed to an organizational change and a workforce reduction plan as a result of the acquisition of Mindleaders and Element K in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the three months ended April 30, 2013 of $1.2 million which related primarily to one-time termination benefits.

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Other (expense) income, net	$(217)	$(922)	$(705)	76%
As a percentage of revenue	(0%)	(1%)
Interest income	272	$27	245	907%
As a percentage of revenue	0%	0%
Interest expense	(15,773)	(16,561)	(788)	5%
As a percentage of revenue	(16%)	(19%)

The decrease in other (expense), net for the three months ended April 30, 2013 versus the three months ended April 30, 2012 was primarily due to foreign currency fluctuations.

The increase in interest income for the three months ended April 30, 2013 as compared to the three months ended April 30, 2012 was primarily due to interest income recognized in conjunction with the contractual payment terms related to the sale of TCE.

The decrease in interest expense for the three months ended April 30, 2013 as compared to the three months ended April 30, 2012 was primarily due to the re-pricing of our Senior Credit Facilities during the fiscal year ended January 31, 2013. This was partially offset by incremental interest expense on borrowings related to the MindLeaders acquisition.

Provision for Income Taxes

	Three Months Ended April 30,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Benefit for income taxes	$(4,528)	$(5,085)	$(557)	11%
As a percentage of revenue	(5%)	(6%)

For the three months ended April 30, 2013 and the three months ended April 30, 2012, our effective tax rates from continuing operations were 30.1% and 16.3%, respectively. The tax benefit recorded for the three months ended April 30, 2013 is attributable to the loss from operations and to a release of certain tax reserves. For the three months ended April 30, 2013 and the three months ended April 30, 2012, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of non-deductible interest expense incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended April 30,
	2013	2012
Net cash provided by operating activities	$52,284	$45,135
Net cash used in investing activities	(3,575)	(2,506)
Net cash provided by financing activities	(1,162)	(225)
Effect of exchange rate changes on cash and cash equivalents	323	225
Net (decrease) increase in cash and cash equivalents	$47,870	$42,629

At April 30, 2013, our principal source of liquidity was our cash and cash equivalents, which totaled $86.9 million, as compared to $39.0 million at January 31, 2013. In addition, we have $40.0 million available to borrow under the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $52.3 million for the three months ended April 30, 2013 was primarily due to cash collections on accounts receivable, net of billings, of $85.4 million during the period. The movement in accounts receivable is primarily a result of the seasonality of our operations, with the third and fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable. This compares to cash collections on accounts receivable, net of billings, of $87.9 million for the three months ended April 30, 2012. The change period over period is primarily due to the timing of collections. Net cash provided by operating activities for the three months ended April 30, 2013 also includes our net loss of $10.5 million, which reflects the impact of non-cash expenses for depreciation and amortization of $29.3 million, share-based compensation of $1.5 million, non-cash interest expense of $1.3 million and a non-cash tax benefit of ($8.2) million. In addition, we had decreases in deferred revenue of $36.4 million and accrued expense of $10.1 million. These decreases are the result of the seasonality of our operations and the decrease in deferred revenues was further impacted by the effects of purchase accounting as a result of the Element K acquisition and the MindLeaders acquisition.

Net cash used in investing activities was $3.6 million for the three months ended April 30, 2013, which is primarily due to purchases of property and equipment.

Net cash used in financing activities was $1.2 million for the three months ended April 30, 2013, which related to principal payments made on our debt.

We had a working capital deficit of approximately $102.4 million as of April 30, 2013 as compared to working capital deficit of approximately $91.4 million as of January 31, 2013. The increase in working capital deficit was primarily due to having $27.5 million classified as current maturities on long term debt as of April 30, 2013 as compared to $3.3 million as of January 31, 2013, which was due to the estimated repayment of the Senior Credit Facilities on outstanding borrowings. This increase in the working capital deficit was partially offset by our net loss of $10.5 million, which reflects the impact of non-cash expenses for depreciation and amortization of $29.3 million, share-based compensation of $1.5 million, non-cash interest expense of $1.3 million and a non-cash tax benefit of ($8.2) million.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through March 2018. In addition, we have Senior Credit Facilities which will be paid out over the next four years and Senior Notes due in five years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through the fiscal year ended January 31, 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at April 30, 2013 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations principal	$764,338	$28,825	$-	$425,513	$310,000
Debt obligations interest (1)	278,874	55,531	112,243	93,856	17,244
Contractual minimums	9,375	2,500	5,000	1,875	-
Operating lease obligations	14,263	4,172	5,900	4,037	154
Total obligations	$1,066,850	$91,028	$123,143	$525,281	$327,398

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

As a result of the Acquisition, the Element K acquisition and the MindLeaders acquisition, we are highly leveraged. As of April 30, 2013, we have outstanding $764.3 million in aggregate indebtedness, with an additional $40.0 million of borrowing capacity available under our revolving credit facility. As of April 30, 2013, the revolving credit line facility was undrawn. Interest expense for the three months ended April 30, 2013 was $15.8 million.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2013, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the three month periods ended April 30, 2013 and April 30, 2012, we incurred foreign currency exchange losses of ($0.2) million and ($0.8) million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. — LEGAL PROCEEDINGS

From time to time, we may be party to or may be threatened with litigation in the ordinary course of business, but we are not currently a party to any pending or ongoing legal proceedings responsive to this item number. See Note 7(b) to our Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 as filed with the SEC on April 30, 2013, for more information regarding certain legal proceedings to which we are a party.

ITEM 1A. – RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 as filed with the SEC on April 30, 2013, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

SSI INVESTMENTS II LIMITED

Date: June 13, 2013	By: /s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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