Form 10-Q
period 2013-07-31
SSI Investments II Ltd
filed 2013-09-13
CIK 1501919

`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)


þ	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD JULY 31, 2013
OR
¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

FOR THE QUARTER ENDED JULY 31, 2013

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	July 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,706	$39,048
Restricted cash	166	136
Accounts receivable, net	97,962	188,682
Deferred tax assets	8,443	1,360
Prepaid expenses and other current assets	32,611	34,741
Total current assets	214,888	263,967
Property and equipment, net	13,740	13,654
Goodwill	633,523	637,524
Intangible assets, net	387,535	444,748
Deferred tax assets	2,144	10,090
Other assets	19,739	22,445
Total assets	$1,271,569	$1,392,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$26,803	$3,311
Accounts payable	8,196	11,650
Accrued compensation	12,013	23,456
Accrued expenses	29,528	39,310
Deferred tax liabilities	7,591	15,153
Deferred revenue	203,061	262,452
Total current liabilities	287,192	355,332

Long term debt	729,999	755,034
Deferred tax liabilities	20,341	26,646
Other long term liabilities	11,079	10,016
Total long-term liabilities	761,419	791,696
Commitments and contingencies (Note 11)
Shareholders' equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,271 shares issued at July 31, 2013 and January 31, 2013	534,513	534,513
Additional paid-in capital	17,594	14,574
Accumulated deficit	(336,175)	(316,520)
Accumulated other comprehensive income	7,026	12,833
Total stockholders' equity	222,958	245,400
Total liabilities and stockholders' equity	$1,271,569	$1,392,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues	$101,603	$93,755	$202,122	$183,059
Cost of revenues	9,201	8,718	18,763	19,146
Cost of revenues - amortization of intangible assets	13,569	14,866	27,593	32,534
Gross profit	78,833	70,171	155,766	131,379
Operating expenses:
Research and development	14,311	12,849	28,240	26,836
Selling and marketing	33,786	33,486	68,165	66,843
General and administrative	10,341	8,459	20,274	17,436
Amortization of intangible assets	13,804	15,320	27,490	30,706
Acquisition related expenses	134	-	399	399
Merger and integration related expenses	1,292	6,413	3,020	8,718
Restructuring	341	15	2,692	482
Total operating expenses	74,009	76,542	150,280	151,420
Operating income (loss)	4,824	(6,371)	5,486	(20,041)
Other (expense) income, net	82	(25)	(135)	(947)
Interest income	272	13	544	40
Interest expense	(15,938)	(16,707)	(31,711)	(33,268)
Loss before benefit for income taxes	(10,760)	(23,090)	(25,816)	(54,216)
Benefit for income taxes	(1,815)	(2,851)	(6,343)	(7,936)
Net loss from continuing operations	$(8,945)	$(20,239)	$(19,473)	$(46,280)
Income (loss) from discontinued operations, net of an income tax provision (benefit) of $0 and $58 for the three months ended July 31, 2013 and 2012, respectively, and $0 and ($358) for the six months ended July 31, 2013 and 2012, respectively	(186)	118	(182)	(537)
Net loss	$(9,131)	$(20,121)	$(19,655)	$(46,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(9,131)	$(20,121)	$(19,655)	$(46,817)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(4,074)	(3,581)	(5,807)	(1,585)
Comprehensive loss	$(13,205)	$(23,702)	$(25,462)	$(48,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(19,655)	$(46,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	3,020	-
Depreciation and amortization	3,376	2,631
Amortization of intangible assets	55,083	63,240
Provision of bad debts	54	20
Benefit for income taxes - non-cash	(12,689)	(10,537)
Non-cash interest expense	2,692	2,612
Loss on disposition of assets	285	152
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	88,628	96,093
Prepaid expenses and other current assets	861	6,585
Accounts payable	(1,548)	(10,092)
Accrued expenses, including long-term	(18,792)	(23,114)
Deferred revenue	(56,439)	(51,484)
Net cash provided by operating activities	44,876	29,289
Cash flows from investing activities:
Purchases of property and equipment	(5,520)	(3,900)
Proceeds on disposition of assets	-	96
Increase in restricted cash	(29)	(30)
Net cash used in investing activities	(5,549)	(3,834)
Cash flows from financing activities:
Payment received on note for sale of TCE	407	-
Principal payments on Senior Credit Facilities	(2,325)	(731)
Net cash used in financing activities	(1,918)	(731)
Effect of exchange rate changes on cash and cash equivalents	(751)	(327)
Net increase in cash and cash equivalents	36,658	24,397
Cash and cash equivalents, beginning of period	39,048	28,908
Cash and cash equivalents, end of period	$75,706	$53,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

On May 26, 2010, SSI Investments III Limited (“SSI III”), a wholly owned subsidiary of SSI Investments II Limited (“SSI II”), completed its acquisition of Skillsoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from Skillsoft PLC (the “Predecessor”) to Skillsoft Limited (“Skillsoft” or the “Successor”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms “the Company”, “we”, “us”, “our” and other similar terms refers to (a) prior to the Acquisition, the Predecessor and its subsidiaries and (b) from and after the Acquisition, SSI II and its subsidiaries, including Skillsoft.

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2013 and the results of its operations and cash flows for the three and six months ended July 31, 2013. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as filed with the SEC on April 30, 2013. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2013 and January 31, 2013, the Company did not have any cash equivalents or available for sale investments.

At July 31, 2013 and January 31, 2013, the Company had approximately $0.2 million and $0.1 million of restricted cash, respectively, held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

Arrangements which include extranet hosting/ASP services are generally accounted for under Staff Accounting Bulletin No. 104. Revenue from these arrangements is recognized on a straight-line basis over the period the services are provided. Upfront professional service fees are recorded as revenue over the contract period in multiple element arrangements or over the expected customer relationship periods in arrangements where there is otherwise one unit of accounting.

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

The Company applies the guidance of Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, specifically for multiple element arrangements which are not accounted for under ASC 985-605 Software – Revenue Recognition (this is normally due to the inclusion of extranet hosting/ASP services). ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for both the three and six months ended July 31, 2013 and July 31, 2012.

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

Any share-based compensation recognized in relation to options granted under the 2010 Plan is recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

No tax benefit was realized during the three and six month periods ended July 31, 2013 and July 31, 2012, as no share options were exercised.

Share Options

A summary of share option activity under the 2010 Plan for the six months ended July 31, 2013 is as follows:

Share Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2013	639,747	100.00 - 117.00	7.8
Granted	1,908	142.00	-
Exercised	-	-	-
Forfeited	(2,537)	100.00 - 117.00	-
Expired	-	-	-
Outstanding, July 31, 2013	639,118	100.00 - 142.00	7.3
Exercisable, July 31, 2013	158,454	100.00	7.3
Vested and expected to vest, July 31, 2013	639,118	100.00 - 142.00	7.3

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

Recognition of Share-Based Compensation Expense

Any shares received by the option holders upon exercise of such options are subject to a repurchase feature by Luxco II in the event of termination of employment. The repurchase would generally be at fair value at the date of termination of employment in all instances except termination for cause or voluntary termination of employment by the employee without “good reason”. In those instances the repurchase would be at the lower of cost or fair market value as defined in the 2010 Plan. The repurchase feature would lapse only in the event of an initial public offering or change in control. The Company had previously concluded that this repurchase feature represented an additional performance condition and had not recorded any share-based compensation, as the performance condition was not deemed probable.

The Company subsequently re-evaluated the accounting for its share options and determined that for all service-based vesting options, share-based compensation expense should be recorded over the shorter of the vesting period or the earliest period to retirement (for certain executive option holders who can voluntarily terminate their employment at a specified retirement age). In addition, the Company determined that for performance- and market-based awards to certain executive option holders who can voluntarily terminate their employment at a specified retirement age and be considered having resigned for “good reason”, the share options may vest prior to a liquidity event if specified returns on the equity sponsors’ investment are achieved at the time of retirement. As a result the Company determined that these awards do not include performance conditions and share-based compensation expense associated with these share options is recognized over the shortest requisite service date, which is typically the period from the date of grant through the earliest eligible retirement date.

In the fiscal year ended January 31, 2013, the Company recognized $14.2 million of share-based compensation expense, which includes $2.1 million and $6.0 million of share-based compensation attributable to services performed in prior periods which should have been recognized in the period from May 26, 2010 to January 31, 2011 and the fiscal year ended January 31, 2012, respectively. The error correction of cumulative share-based compensation expense to date in the fiscal year ended January 31, 2013 was not considered material to the Company’s prior consolidated financial statements.

In the three and six months ended July 31, 2013, the Company recognized $1.5 million and $3.0 million of share-based compensation expense, respectively. Total unrecognized share-based compensation expense associated with all stock options as of July 31, 2013 was $11.6 million.

(b)            Share Capital

As of July 31, 2013, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of July 31, 2013 and January 31, 2013,  534,513,271 ordinary shares were issued and outstanding.

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

The cash purchase price of $64.3 million was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the preliminary purchase price allocation (in thousands):

Description	Amount
Current assets	$8,056
Property and equipment	513
Goodwill	40,787
Amortizable intangible assets	27,703
Long term assets	575
Current liabilities	(7,848)
Deferred revenue	(1,484)
Long term liabilities	(3,986)
Total	$64,316

The estimated fair values assigned to amortizable intangible assets, goodwill and uncertain tax positions are considered preliminary and subject to adjustment primarily based upon additional information the Company is in process of obtaining related to tax positions taken by MindLeaders.

The acquisition of MindLeaders resulted in preliminary allocations of the purchase price to goodwill and identified intangible assets of $40.8 million and $27.7 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

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

The Company assumed certain liabilities in the acquisition of MindLeaders, including deferred revenue that was ascribed a fair value of $1.5 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of MindLeaders’ deferred revenue by $9.2 million. Approximately $0.4 million of acquired MindLeaders deferred revenue remained unamortized at July 31, 2013.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees, legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying condensed consolidated statements of operations.

The Company concluded that the acquisition of MindLeaders represented a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and MindLeaders for the three and six month period ended July 31, 2012, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of MindLeaders, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Three Months Ended	Six Months Ended
	July 31, 2012	July 31, 2012
Revenue	$100,842	$197,141
Net loss	(21,036)	(48,694)

The Company’s only significant non-recurring pro-forma adjustments impacting the periods shown above relate to purchase accounting adjustments to deferred revenue.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of MindLeaders occurred as of February 1, 2011.

7. RESTRUCTURING

In connection with the acquisitions of MindLeaders and the Element K business (“Element K”) in the fiscal year ending January 31, 2012, the Company’s management approved and initiated plans to integrate the businesses into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. During the six months ended July 31, 2013, the Company consolidated and reorganized the space utilized by MindLeaders in the UK and Ireland as well as the space utilized by Element K in Rochester, NY and as a result incurred a $1.3 million restructuring charge, which is included in the condensed consolidated statements of operations as restructuring.

In addition, the Company committed to an organizational change and a workforce reduction plan as a result of the acquisitions of Mindleaders and Element K in an effort to eliminate redundancies and positions not required by the combined businesses and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, the Company incurred additional restructuring charges during the six months ended July 31, 2013, of $1.4 million which related primarily to one-time termination benefits.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring accrual as of January 31, 2013	$837	$878	$1,715
Restructuring charges incurred	1,391	1,301	2,692
Payments made	(1,621)	(720)	(2,341)
Restructuring accrual as of July 31, 2013	$607	$1,459	$2,066

8. DISCONTINUED OPERATIONS

Following the Element K acquisition, the Company decided to divest the Training Channel Enablement (“TCE”) business acquired as part of the Element K acquisition as the Company did not believe this business was consistent with the Company’s strategy and profit model. As a result, on March 21, 2012, the Company entered into an asset purchase agreement pursuant to which it agreed to sell to Logical Operations Inc. (“Logical Operations”) certain TCE assets. The closing of the sale of the TCE assets occurred on March 31, 2012. The Company also entered into a transitional services agreement with Logical Operations. The services provided under this agreement were completed within the fiscal year ended January 31, 2013 and the cash flows from this agreement were not material.

When TCE was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. The assets held for sale included allocated goodwill of $5.1 million. The business was sold for $8.1 million, payable in installments as outlined in the asset purchase agreement. We continuously evaluate this note receivable for potential impairment through a review of its collectability. There was no gain or loss recognized on the sale.

The Company has accounted for TCE as discontinued operations and the components of discontinued operations are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
Statement of operations:	2013	2012	2013	2012
Revenue from discontinued operations	$-	$215	$-	$5,238

(Loss) income from discontinued operations before income taxes	(186)	176	(182)	(895)
Income tax (provision) benefit	-	(58)	-	358
Income (loss) from discontinued operations	$(186)	$118	$(182)	$(537)

9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	July 31, 2013			January 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$268,616	$198,597	$70,019	$268,678	$170,933	$97,745
Customer contracts/ relationships	293,681	124,183	169,498	297,109	102,839	194,270
Non-compete agreement	4,070	1,458	2,612	4,070	1,052	3,018
Trademarks and trade names	15,220	6,353	8,867	15,220	5,449	9,771
Backlog	59,000	52,361	6,639	59,000	48,956	10,044
Skillsoft trademark	129,900	-	129,900	129,900	-	129,900
	$770,487	$382,952	$387,535	$773,977	$329,229	$444,748

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining six months)	$54,271
2015	80,138
2016	41,958
2017	26,999
2018	20,946
2019	16,721
2020	13,342
2021	3,260
Total	$257,635

In connection with the Acquisition, the Company concluded that its “Skillsoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the Skillsoft name.

The change in goodwill at July 31, 2013 from the amount recorded at January 31, 2013 is as follows:

Gross carrying amount of goodwill, January 31, 2013	$637,524
Change in fair value assessment of MindLeaders	(199)
Foreign currency translation adjustment	(3,802)
Gross carrying amount of goodwill, July 31, 2013	$633,523

The Company will be conducting its annual impairment test of goodwill for the fiscal year ended January 31, 2014 in the fourth quarter. There were no indicators of impairment identified in the second quarter of fiscal 2014.

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries. Each subsidiary is taxed based on the laws of the jurisdictions in which it operates.

The Company has significant tax loss carryforwards mainly in Ireland and the United States. Some of the U.S. tax losses are subject to limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

For the three and six months ended July 31, 2013, the Company recorded an income tax benefit of $1.8 million and $6.3 million, respectively. The Company's effective tax rate for the three and six months ended July 31, 2013 was 16.9% and 24.6%, respectively. The tax benefit for the three months ended July 31, 2013 consists of a cash tax provision of $2.7 million and a non-cash tax benefit of $4.5  million. For the six months ended July 31, 2013, the tax benefit consists of a cash tax provision of $6.3 million and a non-cash tax benefit of $12.7 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $8.6 million at July 31, 2013, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of July 31, 2013, the Company had $0.9 million of accrued interest and penalties related to uncertain tax positions.

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

As of July 31, 2013, the Company has received several proposed adjustments to its reported tax positions. The Company intends to contest any material assessments at the IRS Office of Appeals and, if necessary, in court. The Company believes that its material filing positions will be sustained on their technical merits, and consequently, the Company has not adjusted its tax reserves. However, no assurance can be made that the Company will prevail in the final resolution of this matter. If the IRS prevails, a cash payment could be required, thereby negatively and adversely impacting the Company’s financial condition, results of operations, and cash flows. The Company will continue to reassess the adequacy of its existing tax reserves as the examination progresses and, through that process, the Company may determine the need to increase its existing reserves by a material amount.

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

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company is currently evaluating existing contracts as a result of the continued MindLeaders integration efforts.

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

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenue:
United States	$77,055	$72,753	$154,103	$143,181
United Kingdom	9,396	8,704	18,783	17,472
Canada	5,489	5,264	10,882	10,485
Europe, excluding United Kingdom	4,964	4,323	9,722	8,428
Australia/New Zealand	3,664	3,977	7,823	7,934
Other (Countries less than 5% individually, by region)	3,064	2,100	5,974	4,405
Purchase accounting adjustments	(2,029)	(3,366)	(5,165)	(8,846)
Total revenue	$101,603	$93,755	$202,122	$183,059

Long-lived tangible assets at international locations are not considered significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed consolidated balance sheets consisted of the following (in thousands):

	July 31, 2013	January 31, 2013
Professional fees	$3,597	$3,602
Sales tax payable/VAT payable	3,084	7,350
Accrued royalties	2,259	2,568
Accrued tax	2,391	4,815
Interest payable	7,888	7,772
Other accrued liabilities	10,309	13,203
Total accrued expenses	$29,528	$39,310

14. OTHER ASSETS

Other assets in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	July 31, 2013	January 31, 2013
Debt financing cost – long term (See Note 16)	$13,757	$15,982
Other	1,652	2,013
Note receivable	4,330	4,450
Total other assets	$19,739	$22,445

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	July 31, 2013	January 31, 2013
Uncertain tax positions; including interest and penalties – long term	$7,350	$7,619
Unfavorable lease commitments assumed in the acquisition of Element K	792	898
Other	2,937	1,499
Total other long-term liabilities	$11,079	$10,016

16. CREDIT FACILITIES AND DEBT

SENIOR CREDIT FACILITIES

On September 25, 2012, SSI Investments I Limited (“Holdings”) and Skillsoft Corporation (“Borrower”) entered into an amendment, (the “Incremental Amendment”), to an amended and restated credit agreement, dated as of May 26, 2010, among Holdings, Borrower (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), Morgan Stanley Senior Funding, Inc., the lenders party thereto, and the other agents named therein (as so amended and as previously amended , the “Credit Agreement”).

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

In addition, on September 28, 2012, Holdings and the Borrower completed a re-pricing of the Credit Agreement. The new interest rate on the term loans, including the Additional Term Loans, is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 4.75%. The new interest rate on the revolving loans is LIBOR plus 3.50%, compared to the previous interest rate of LIBOR plus 4.50%. The new LIBOR floor on the term loans, including the Additional Term Loans, and revolving loans is 1.25%, compared to the previous LIBOR floor of 1.75%.  On June  28, 2013, the Company elected its interest calculation to be based on adjusted LIBOR.

The re-pricing was accounted for as a modification for accounting purposes. Accordingly, unamortized deferred financing costs and original issuance discounts of $13.8 million and $2.1 million, respectively, and $4.0 million of fees paid to lenders in connection with the re-pricing, are being amortized as additional interest expense over the revised term of the Senior Credit Facilities.

As of July 31, 2013, under the Credit Agreement, the Company had a $505 million senior secured credit facility comprised of a $465 million term loan facility and a $40 million revolving credit facility (collectively the “Senior Credit Facilities”). The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of July 31, 2013, there were no amounts outstanding under the revolving credit facility.

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

The Company’s Senior Credit Facilities require it to prepay outstanding term loans, subject to certain exceptions, with:

•

a percentage initially expected to be 50% (subject to reduction to 25% and 0% based upon the Company’s leverage ratio) of the Company’s excess cash flow, as defined in the Senior Credit Facilities, as determined at the end of each fiscal year;

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant requires the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At July 31, 2013, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At July 31, 2013, the Company was in compliance with these covenants.

During the three and six months ended July 31, 2013, the Company recorded $1.1 million and $2.2 million, respectively, of amortized interest expense related to the capitalized debt financing costs and original issue discount. During the three and six months ended July 31, 2012, the Company recorded $0.9 million and $1.8 million, respectively, of amortized interest expense related to the capitalized debt financing costs. As of July 31, 2013, total unamortized debt financing costs of $3.0 million and $8.3 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

During the three and six months ended July 31, 2013, the Company paid approximately $5.8 million and $11.3 million in interest, respectively. During the three and six months ended July 31, 2012, the Company paid approximately $6.7 million and $13.4 million in interest, respectively.

Future scheduled minimum payments including estimated mandatory prepayments under the Senior Credit Facilities are as follows (in thousands):

Fiscal 2014	$2,325
Fiscal 2015	25,803
Fiscal 2016	-
Fiscal 2017	-
Fiscal 2018	425,047
Total	$453,175

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

The Company may also redeem any of the Senior Notes at any time prior to June 1, 2014 at a redemption price of 100% of their principal amount plus a make-whole premium and accrued and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2013 and July 31, 2013. This call feature will be marked to market over the period it is active.

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

The indenture governing the Senior Notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At July 31, 2013, the Company was in compliance with these covenants.

In connection with the issuance of the Senior Notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and is amortizing them to interest expense over the term of the Senior Notes. During both the three months ended July 31, 2012 and July 31, 2013, the Company recorded $0.4 million of amortized interest expense related to these capitalized debt financing costs. During both the six months ended July 31, 2012 and July 31, 2013, the Company recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs. As of July 31, 2013, total unamortized debt financing costs of $1.4 million and $5.5 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

The Company paid its semi-annual interest payment of $17.2 million on June 1, 2013.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s accumulated other comprehensive income is composed primarily of foreign currency translation adjustments. The following is a summary of the components of accumulated other comprehensive income, net of tax, at July 31, 2013 (in thousands):

Accumulated Other Comprehensive Income
Balance at January 31, 2013	$12,833
Other comprehensive income (loss) from Foreign Currency Translation	(5,807)
Balance at July 31, 2013	$7,026

18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this amendment in the first quarter of fiscal 2014. The adoption did not have a material impact on the condensed consolidated financial statements for the three and six months ended July 31, 2013.

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

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of July 31, 2013, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of July 31, 2013 were as follows (in thousands):

	July 31, 2013
	Current Value	Fair Value
Senior Notes	$310,000	$342,550

The fair value of the Senior Notes is determined by its trading price on July 31, 2013, representing a Level 1 valuation.

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

The following condensed consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidated Balance Sheets as of July 31, 2013 and January 31, 2013. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 31, 2013 and July 31, 2012 and the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2013 and July 31, 2012, of the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries on a consolidated and combined basis.

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

 CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$78	$55,910	$19,718	$-	$75,706
Restricted cash	-	6	160	-	166
Accounts receivable, net	-	86,535	11,427	-	97,962
Intercompany receivables	-	430,141	-	(430,141)	-
Deferred tax assets	-	7,939	504	-	8,443
Prepaid expenses and other current assets	1,509	26,879	3,754	469	32,611
Total current assets	1,587	607,410	35,563	(429,672)	214,888
Property and equipment, net	-	13,562	178	-	13,740
Goodwill	-	609,304	24,219	-	633,523
Intangible assets, net	-	374,434	13,101	-	387,535
Investment in subsidiaries	952,072	1,372,665	4,167	(2,328,904)	-
Investment in, and advances to, nonconsolidated affiliates	-	469	-	(469)	-
Deferred tax assets	-	2,012	132	-	2,144
Other assets	5,470	13,648	621	-	19,739
Total assets	$959,129	$2,993,504	$77,981	$(2,759,045)	$1,271,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$26,803	$-	$-	$26,803
Accounts payable	-	8,053	143	-	8,196
Accrued compensation	-	11,217	796	-	12,013
Accrued expenses	5,800	22,281	1,847	(400)	29,528
Intercompany payable	421,796	843,042	48,965	(1,313,803)	-
Deferred tax liabilities	-	7,559	32	-	7,591
Deferred revenue	-	180,205	22,856	-	203,061
Total current liabilities	427,596	1,099,160	74,639	(1,314,203)	287,192
Long term debt	308,575	421,424	-	-	729,999
Deferred tax liabilities	-	16,854	3,487	-	20,341
Other long term liabilities	-	9,865	1,214	-	11,079
Total long-term liabilities	308,575	448,143	4,701	-	761,419
Total stockholders' equity	222,958	1,446,201	(1,359)	(1,444,842)	222,958
Total liabilities and stockholders' equity	$959,129	$2,993,504	$77,981	$(2,759,045)	$1,271,569

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$85	$22,543	$16,420	$-	$39,048
Restricted cash	-	6	130	-	136
Accounts receivable, net	-	164,053	24,629	-	188,682
Intercompany receivables	-	410,573	-	(410,573)	-
Deferred tax assets	-	967	393	-	1,360
Prepaid expenses and other current assets	1,454	29,063	3,799	425	34,741
Total current assets	1,539	627,205	45,371	(410,148)	263,967
Property and equipment, net	-	13,652	2	-	13,654
Goodwill	-	611,192	26,332	-	637,524
Intangible assets, net	-	428,637	16,111	-	444,748
Investment in subsidiaries	954,971	1,364,497	4,167	(2,323,635)	-
Investment in, and advances to, nonconsolidated affiliates	-	425	-	(425)	-
Deferred tax assets	-	10,008	82	-	10,090
Other assets	6,192	15,543	710	-	22,445
Total assets	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,311	$-	$-	$3,311
Accounts payable	-	11,557	93	-	11,650
Accrued compensation	-	21,310	2,146	-	23,456
Accrued expenses	5,798	29,444	4,468	(400)	39,310
Intercompany payable	403,038	864,535	48,197	(1,315,770)	-
Deferred tax liabilities	-	15,125	28	-	15,153
Deferred revenue	-	233,084	29,368	-	262,452
Total current liabilities	408,836	1,178,366	84,300	(1,316,170)	355,332
Long term debt	308,466	446,568	-	-	755,034
Deferred tax liabilities	-	22,506	4,140	-	26,646
Other long term liabilities	-	8,593	1,423	-	10,016
Total long-term liabilities	308,466	477,667	5,563	-	791,696
Total stockholders' equity	245,400	1,415,126	2,912	(1,418,038)	245,400
Total liabilities and stockholders' equity	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$97,754	$11,144	$(7,295)	$101,603
Cost of revenues	-	9,201	7,295	(7,295)	9,201
Cost of revenues - amortization of intangible assets	-	13,569	-	-	13,569
Gross profit	-	74,984	3,849	-	78,833
Operating expenses:
Research and development	-	14,311	-	-	14,311
Selling and marketing	-	30,046	3,740	-	33,786
General and administrative	84	9,883	374	-	10,341
Amortization of intangible assets	-	12,902	902	-	13,804
Acquisition related expenses	-	134	-	-	134
Merger and integration related expenses	-	1,293	(1)	-	1,292
Restructuring	-	341	-	-	341
Total operating expenses	84	68,910	5,015	-	74,009
Operating (loss) income	(84)	6,074	(1,166)	-	4,824
Other (expense) income, net	-	10,219	631	(10,768)	82
Interest income	-	271	1	-	272
Interest expense	(9,761)	(6,186)	(3)	12	(15,938)
(Loss) income before benefit for income taxes	(9,845)	10,378	(537)	(10,756)	(10,760)
Equity in (losses) earnings of subsidiaries before taxes	(1,101)	(422)	-	1,523	-
(Benefit) provision for income taxes	(1,815)	(1,700)	(115)	1,815	(1,815)
Net loss from continuing operations	$(9,131)	$11,656	$(422)	$(11,048)	$(8,945)
Income from discontinued operations	-	(186)	-	-	(186)
Net (loss) income	$(9,131)	$11,470	$(422)	$(11,048)	$(9,131)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$90,475	$10,969	$(7,689)	$93,755
Cost of revenues	-	8,711	7,696	(7,689)	8,718
Cost of revenues - amortization of intangible assets	-	14,866	-	-	14,866
Gross profit	-	66,898	3,273	-	70,171
Operating expenses:
Research and development	-	12,828	21	-	12,849
Selling and marketing	-	29,975	3,511	-	33,486
General and administrative	34	8,005	420	-	8,459
Amortization of intangible assets	-	14,349	971	-	15,320
Acquisition related expenses	-	-	-	-	-
Merger and integration related expenses	-	6,404	9	-	6,413
Restructuring	-	15	-	-	15
Total operating expenses	34	71,576	4,932	-	76,542
Operating (loss) income	(34)	(4,678)	(1,659)	-	(6,371)
Other income (expense), net	-	11,972	(1,229)	(10,768)	(25)
Interest income	-	8	5	-	13
Interest expense	(9,442)	(7,265)	-	-	(16,707)
Loss before benefit for income taxes	(9,476)	37	(2,883)	(10,768)	(23,090)
Equity in (losses) earnings of subsidiaries before taxes	(13,496)	(2,676)	-	16,172	-
(Benefit) provision for income taxes	(2,851)	(2,641)	(210)	2,851	(2,851)
Net loss from continuing operations	$(20,121)	$2	$(2,673)	$2,553	$(20,239)
Loss from discontinued operations, net of an income tax benefit of $58	-	121	(3)	-	118
Net (loss) income	$(20,121)	$123	$(2,676)	$2,553	$(20,121)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$194,206	$22,438	$(14,522)	$202,122
Cost of revenues	-	18,704	14,581	(14,522)	18,763
Cost of revenues - amortization of intangible assets	-	27,593	-	-	27,593
Gross profit	-	147,909	7,857	-	155,766
Operating expenses:
Research and development	-	28,240	-	-	28,240
Selling and marketing	-	60,760	7,405	-	68,165
General and administrative	127	19,405	742	-	20,274
Amortization of intangible assets	-	25,646	1,844	-	27,490
Acquisition related expenses	-	399	-	-	399
Merger and integration related expenses	-	3,019	1	-	3,020
Restructuring	-	2,692	-	-	2,692
Total operating expenses	127	140,161	9,992	-	150,280
Operating income (loss)	(127)	7,748	(2,135)	-	5,486
Other (expense) income, net	(2)	20,551	895	(21,579)	(135)
Interest income	1	540	3	-	544
Interest expense	(19,413)	(12,306)	(4)	12	(31,711)
Loss before benefit for income taxes	(19,541)	16,533	(1,241)	(21,567)	(25,816)
Equity in (losses) earnings of subsidiaries before taxes	(6,457)	(831)	-	7,288	-
(Benefit) provision of income taxes	(6,343)	(5,933)	(410)	6,343	(6,343)
Net loss from continuing operations	$(19,655)	$21,635	$(831)	$(20,622)	$(19,473)
Loss from discontinued operations, net of an income tax benefit of $58	-	(182)	-	-	(182)
Net (loss) income	$(19,655)	$21,453	$(831)	$(20,622)	$(19,655)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$175,917	$21,517	$(14,375)	$183,059
Cost of revenues	-	19,134	14,387	(14,375)	19,146
Cost of revenues - amortization of intangible assets	-	32,534	-	-	32,534
Gross profit	-	124,249	7,130	-	131,379
Operating expenses:
Research and development	-	26,476	360	-	26,836
Selling and marketing	-	59,737	7,106	-	66,843
General and administrative	77	16,226	1,133	-	17,436
Amortization of intangible assets	-	28,718	1,988	-	30,706
Acquisition related expenses	-	380	19	-	399
Merger and integration related expenses	-	8,708	10	-	8,718
Restructuring	-	511	(29)	-	482
Total operating expenses	77	140,756	10,587	-	151,420
Operating income (loss)	(77)	(16,507)	(3,457)	-	(20,041)
Other (expense) income, net	-	21,974	(1,385)	(21,536)	(947)
Interest income	-	17	23	-	40
Interest expense	(18,776)	(14,501)	9	-	(33,268)
Loss before benefit for income taxes	(18,853)	(9,017)	(4,810)	(21,536)	(54,216)
Equity in (losses) earnings of subsidiaries before taxes	(35,900)	(4,295)	-	40,195	-
Benefit for income taxes	(7,936)	(7,725)	(211)	7,936	(7,936)
Net loss from continuing operations	$(46,817)	$(5,587)	$(4,599)	$10,723	$(46,280)
Loss from discontinued operations, net of an income tax benefit of $358	-	(841)	304	-	(537)
Net (loss) income	$(46,817)	$(6,428)	$(4,295)	$10,723	$(46,817)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(9,131)	$11,470	$(422)	$(11,048)	$(9,131)
Other comprehensive income (loss) - Foreign currency adjustment	-	(1,105)	(2,957)	(12)	(4,074)
Comprehensive (loss) income	$(9,131)	$10,365	$(3,379)	$(11,060)	$(13,205)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(20,121)	$123	$(2,676)	$2,553	$(20,121)
Other comprehensive income (loss) - Foreign currency adjustment	-	(2,328)	(1,253)	-	(3,581)
Comprehensive (loss) income	$(20,121)	$(2,205)	$(3,929)	$2,553	$(23,702)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JULY 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(19,655)	$21,453	$(831)	$(20,622)	$(19,655)
Other comprehensive income (loss) - Foreign currency adjustment	-	(2,292)	(4,181)	666	(5,807)
Comprehensive (loss) income	$(19,655)	$19,161	$(5,012)	$(19,956)	$(25,462)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JULY 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(46,817)	$(6,428)	$(4,295)	$10,723	$(46,817)
Other comprehensive income (loss) - Foreign currency adjustment	-	99	(1,684)	-	(1,585)
Comprehensive (loss) income	$(46,817)	$(6,329)	$(5,979)	$10,723	$(48,402)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(18,764)	$81,682	$3,525	$(21,567)	$44,876
Cash flows from investing activities:
Purchases of property and equipment	-	(5,343)	(177)	-	(5,520)
Increase in restricted cash	-	-	(29)	-	(29)
Net cash used in investing activities	-	(5,343)	(206)	-	(5,549)
Cash flows from financing activities:
Proceeds from payments (on) intercompany loans	18,757	(41,103)	1,004	21,342	-
Payment received on note for sale of TCE	-	407	-	-	407
Principal payments on Senior Credit Facilities	-	(2,325)	-	-	(2,325)
Net cash provided by (used in) financing activities	18,757	(43,021)	1,004	21,342	(1,918)
Effect of exchange rate changes on cash and cash equivalents	-	49	(1,025)	225	(751)
Net (decrease) increase in cash and cash equivalents	(7)	33,367	3,298	-	36,658
Cash and cash equivalents, beginning of period	85	22,543	16,420	-	39,048
Cash and cash equivalents, end of period	$78	$55,910	$19,718	$-	$75,706

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(18,097)	$67,707	$1,215	$(21,536)	$29,289
Cash flows from investing activities:
Purchases of property and equipment	-	(3,900)	-	-	(3,900)
Proceeds on disposition of assets	-	-	96	-	96
Increase in restricted cash	-	-	(30)	-	(30)
Net cash (used in) provided by investing activities	-	(3,900)	66	-	(3,834)
Cash flows from financing activities:
Proceeds from payments (on) intercompany loans	18,073	(46,171)	6,562	21,536	-
Principal payments on Senior Credit Facilities	-	(731)	-	-	(731)
Net cash provided by (used in) financing activities	18,073	(46,902)	6,562	21,536	(731)
Effect of exchange rate changes on cash and cash equivalents	-	(61)	(266)	-	(327)
Net (decrease) increase in cash and cash equivalents	(24)	16,844	7,577	-	24,397
Cash and cash equivalents, beginning of period	27	18,707	10,174	-	28,908
Cash and cash equivalents, end of period	$3	$35,551	$17,751	$-	$53,305

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may make forward-looking statements relating to, among other things, such matters as anticipated financial performance, business outlook and prospects, strategy, plans, regulatory, market and industry trends, expected levels of liquidity over the next 12 months and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 as filed with the SEC on April 30, 2013.

On May 26, 2010, SSI Investments III Limited (“SSI III”), a wholly owned subsidiary of SSI Investments II Limited (“SSI II”), completed its acquisition of Skillsoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from Skillsoft PLC (the “Predecessor”) to Skillsoft Limited (“Skillsoft” or the “Successor”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms “the Company”, “we”, “us”, “our” and other similar terms refers to (a) prior to the Acquisition, the Predecessor and its subsidiaries and (b) from and after the Acquisition, SSI II and its subsidiaries including Skillsoft.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs were incurred during the three and six month periods ended July 31, 2013 that met the requirements for capitalization.

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

BUSINESS OUTLOOK

In the three and six months ended July 31, 2013, we generated revenue of $101.6 million and $202.1 million, respectively, as compared to $93.8 million and $183.1 million, respectively, in the three and six months ended July 31, 2012.  We reported a net loss in the three and six months ended July 31, 2013 of $9.1 million and $19.7 million, respectively, as compared to $20.1 million and  $46.8 million, respectively, in the three and six months ended July 31, 2012.

The net loss in the three and six month ended July 31, 2013 and July 31, 2012 was primarily driven by the activities resulting from, and related to, the Acquisition, the acquisition of Element K and the acquisition of MindLeaders. The significant components related to the Acquisition, the acquisition of Element K and the acquisition of MindLeaders include the following (amounts in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Current period impact to reductions to deferred revenue in purchase accounting	$2.0	$3.4	$5.2	$8.8
Amortization of intangible assets related to content and technology	13.6	14.9	27.6	32.5
Current period impact to reductions to prepaid commissions in purchase accounting	(0.1)	(0.3)	(0.2)	(0.8)
Amortization of intangible assets	13.8	15.3	27.5	30.7
Acquisition related expenses	0.1	-	0.4	0.4
Merger and integration related expenses	1.3	6.4	3.0	8.7
Restructuring	0.3	-	2.7	0.5
Income (loss) from discontinued operations	0.2	(0.1)	0.2	0.5
Interest expense from borrowings	15.9	16.7	31.7	33.3
Subtotal of acquisition and acquisition related activities	$47.1	$56.3	$98.1	$114.6

We continue to experience a cautious customer spending environment due to the current global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for elearning solutions. The challenging U.S. and global economic environment has placed further constraints on our customers' and potential customers' training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We continue to encounter sales cycles that include the impact of additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles with new customers; and to a lesser extent, with our existing and renewing customers. Despite these challenges, our core business this fiscal year has performed generally in line with our expectations. In response to the cautious spending environment, we will continue to expand our sales resources to augment our customer base and increase our product and technology assets to enhance our value proposition.

During the first six months of and, continuing through the fiscal year ending January 31, 2014, we will continue to focus on revenue generation primarily by:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2013 VERSUS THREE MONTHS ENDED JULY 31, 2012

Revenue

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Revenue:
United States	$77,055	$72,753	$4,302	6%
International	26,577	24,368	2,209	9%
Fair value adjustments to deferred revenue	(2,029)	(3,366)	1,337	(40%)
Total	$101,603	$93,755	$7,848	8%

The increase in total revenue for the three months ended July 31, 2013 versus the three months ended July 31, 2012 was primarily the result of additional revenue we realized as a result of the acquisition of MindLeaders of approximately $5.3 million (including approximately $0.4 million of revenue generated from product offerings that will not be replaced). In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of fiscal year 2014 as compared to the same period in the fiscal year 2013.

Costs and Expenses

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Cost of revenue	$9,201	$8,718	$483	6%
As a percentage of revenue	9%	9%
Cost of revenue – amortization of intangible assets	13,569	14,866	(1,297)	(9%)
As a percentage of revenue	13%	16%

The increase in cost of revenue for the three months ended July 31, 2013, versus the three months ended July 31, 2012, was primarily due to incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Element K acquisition and the MindLeaders acquisition). This increase was partially offset by transitional costs associated with Element K content development which were included in the three months ended July 31, 2012.

The decrease in cost of revenue - amortization of intangible assets for the three months ended July 31, 2013 versus the three months ended July 31, 2012 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the MindLeaders acquisition.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Research and development	$14,311	$12,849	$1,462	11%
As a percentage of revenue	14%	14%

The increase in research and development expense for the three months ended July 31, 2013 versus the three months ended July 31, 2012 was primarily due to increased compensation and benefits expense of $1.2 million (which includes $0.2 million of share-based compensation expense).

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Selling and marketing	$33,786	$33,486	$300	1%
As a percentage of revenue	33%	36%

The increase in selling and marketing expense for the three months ended July 31, 2013 versus the three months ended July 31, 2012 was primarily due to an increase in commission expense of $0.7 million. This increase was partially offset by a reduction in consulting fees of $0.2 million as a result of certain initiatives concluding in the prior period.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
General and administrative	$10,341	$8,459	$1,882	22%
As a percentage of revenue	10%	9%

The increase in general and administrative expense for the three months ended July 31, 2013 versus the three months ended July 31, 2012 was primarily due to increased compensation and benefits expense of $1.2 million (which includes $0.9 million of share-based compensation expense) and an increase in legal and tax services of $0.8 million.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Amortization of intangible assets	$13,804	$15,320	$(1,516)	(10%)
As a percentage of revenue	14%	16%
Acquisition related expenses	134	$-	134	*
As a percentage of revenue	0%	0%
Merger and integration related expenses	1,292	6,413	(5,121)	(80%)
As a percentage of revenue	1%	7%
Restructuring	341	15	326	2,173%
As a percentage of revenue	0%	0%

*           Not meaningful

The decrease in amortization of intangible assets for the three months ended July 31, 2013 versus the three months ended July 31, 2012 was primarily due to the timing of the expected utilization of intangible assets acquired in the Acquisition as well as certain intangible assets acquired in the Acquisition becoming fully amortized. This decrease was partially offset by amortization of intangible assets acquired in the Element K and MindLeaders acquisitions.

In the three months ended July 31, 2013,  we incurred approximately $1.3 million of merger and integration related expenses primarily as a result of efforts undertaken to integrate MindLeaders’ operations into ours. Included in these costs are salary and benefits for MindLeaders employees conducting transitional activities, consulting fees associated with the MindLeaders acquisition and transitional systems and process integration activities. We expect these integration efforts to be materially completed during the fiscal year ending January 31, 2014. In the three months ended July 31, 2012, we incurred approximately $6.4 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. These integration efforts have now been completed.

In the three months ended July 31, 2013, we updated our sub-lease assumptions of the initial restructure accrual related to our fiscal 2013 plan to consolidate and reorganize the space utilized in our Rochester, NY facility. This consolidation of utilized space is a result of the workforce reduction plan we executed in fiscal 2012 related to the Element K acquisition.

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Other (expense) income, net	$82	$(25)	$(107)	*
As a percentage of revenue	0%	(0%)
Interest income	272	$13	259	1,992%
As a percentage of revenue	0%	0%
Interest expense	(15,938)	(16,707)	(769)	5%
As a percentage of revenue	(16%)	(18%)

*           Not meaningful

The decrease in other (expense), net for the three months ended July 31, 2013 versus the three months ended July 31, 2012 was primarily due to foreign currency fluctuations.

The increase in interest income for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012 was primarily due to interest income recognized in conjunction with the contractual payment terms related to the sale of TCE.

The decrease in interest expense for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012 was primarily due to the re-pricing of our Senior Credit Facilities during the fiscal year ended January 31, 2013. This was partially offset by incremental interest expense on borrowings related to the MindLeaders acquisition.

Provision for Income Taxes

	Three Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Benefit for income taxes	$(1,815)	$(2,851)	$(1,036)	36%
As a percentage of revenue	(2%)	(3%)

For the three months ended July 31, 2013 and the three months ended July 31, 2012, our effective tax rates from continuing operations were 16.9% and 12.3%, respectively. The tax benefit recorded for the three months ended July 31, 2013 is attributable to the loss from operations and to a release of certain tax reserves. For the three months ended July 31, 2013 and the three months ended July 31, 2012, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of non-deductible interest expense incurred in connection with the Acquisition.

SIX MONTHS ENDED JULY 31, 2013 VERSUS SIX MONTHS ENDED JULY 31, 2012

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Revenue:
United States	$154,103	$143,181	$10,922	8%
International	53,184	48,724	4,460	9%
Fair value adjustments to deferred revenue	(5,165)	(8,846)	3,681	(42%)
Total	$202,122	$183,059	$19,063	10%

The increase in total revenue for the six months ended July 31, 2013  versus the six months ended July 31, 2012 was primarily the result of additional revenue we realized as a result of the MindLeaders acquisition of approximately $10.7 million (including approximately $0.8 million of revenue generated from product offerings that will not be replaced). In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of fiscal year 2014 as compared to the same period in the fiscal year 2013.

Costs and Expenses

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Cost of revenue	$18,763	$19,146	$(383)	(2%)
As a percentage of revenue	9%	10%
Cost of revenue – amortization of intangible assets	27,593	32,534	(4,941)	(15%)
As a percentage of revenue	14%	18%

The decrease in cost of revenue for the six months ended July 31, 2013  versus the six months ended July 31, 2012 was primarily due to transitional costs associated with Element K content development which were included in the six months ended July 31, 2013. This decrease was partially offset by incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Element K acquisition and the MindLeaders acquisition).

The decrease in cost of revenue - amortization of intangible assets for the six months ended July 31, 2013 compared to the six months ended July 31, 2012 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the MindLeaders acquisition.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Research and development	$28,240	$26,836	$1,404	5%
As a percentage of revenue	14%	15%

The increase in research and development expense for the six months ended July 31, 2013 versus the six months ended July 31, 2012 was primarily due to increased compensation and benefits expense of $2.3 million (which includes $0.3 million of share-based compensation expense). This increase was partially offset by a reduction in outsourced software and content development costs of $1.1 million.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Selling and marketing	$68,165	$66,843	$1,322	2%
As a percentage of revenue	34%	37%

The increase in selling and marketing expense for the six months ended July 31, 2013  compared to the six months ended July 31, 2012 was primarily due to increased compensation and benefits expense of $1.3 million (which includes $0.9 million of share-based compensation expense) and an increase in commission expense of $1.6 million. This increase was partially offset by a reduction in consulting fees of $0.7 million as a result of certain initiatives concluding in the prior period and a reduction in marketing initiatives of $0.8 million.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
General and administrative	$20,274	$17,436	$2,838	16%
As a percentage of revenue	10%	10%

The increase in general and administrative expense for the six months ended July 31, 2013 as compared to the six months ended July 31, 2012 was primarily due to increased compensation and benefits expense of $2.8 million (which includes $1.8 million of share-based compensation expense) and an increase in legal and tax services of $0.9 million.  This increase was partially offset by a decrease in sales and use tax of $0.5 million.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Amortization of intangible assets	$27,490	$30,706	$(3,216)	(10%)
As a percentage of revenue	14%	17%
Acquisition related expenses	399	$399	-	0%
As a percentage of revenue	0%	0%
Merger and integration related expenses	3,020	8,718	(5,698)	(65%)
As a percentage of revenue	1%	5%
Restructuring	2,692	482	2,210	459%
As a percentage of revenue	1%	0%

*           Not meaningful

The decrease in amortization of intangible assets for the six months ended July 31, 2013 as compared to the six months ended July 31, 2012 was primarily due to the timing of the expected utilization of intangible assets acquired in the Acquisition as well as certain intangible assets becoming fully amortized. This decrease was partially offset by amortization of intangible assets acquired in the Element K and MindLeaders acquisitions.

In the six months ended July 31, 2013, we incurred approximately $0.4 million of acquisition related expenses primarily due to activity related to the acquisition of MindLeaders.  In the six months ended July 31, 2012, we incurred approximately $0.4 million of acquisition related expenses primarily due to activity related to the acquisition of Element K.

In the six months ended July 31, 2013,  we incurred approximately $3.0 million of merger and integration related expenses as a result of efforts undertaken to integrate MindLeaders’ operations into ours. Included in these costs are salary and benefits for MindLeaders employees conducting transitional activities, consulting fees associated with the MindLeaders acquisition and transitional systems and process integration activities. We expect these integration efforts to be materially completed during the fiscal year ending January 31, 2014.  In the six months ended July 31, 2012, we incurred approximately $8.7 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s operations into ours. These integration efforts have now been completed.

In the six months ended July 31, 2013, we initiated a plan to consolidate and reorganize the space utilized in the UK and Ireland facilities. This consolidation of utilized space is a result of the workforce reduction plan we initiated in the fiscal year ended January 31, 2013 related to the acquisition of MindLeaders. We accrued $1.1 million in accrued expense and other long term liabilities on our Condensed Consolidated Balance Sheets representing the cost of vacated space less estimated future sub-lease assumptions. In addition, we committed to an organizational change and a workforce reduction plan as a result of the acquisition of Mindleaders and Element K in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the six months ended July 31, 2013 of $1.4 million which related primarily to one-time termination benefits.

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Other (expense) income, net	$(135)	$(947)	$812	(86%)
As a percentage of revenue	(0%)	(1%)
Interest income	544	$40	504	1,260%
As a percentage of revenue	0%	0%
Interest expense	(31,711)	(33,268)	1,557	(5%)
As a percentage of revenue	(16%)	(18%)

The increase in other (expense), net for the six months ended July 31, 2013 as compared to the six months ended July 31, 2012 was primarily due to foreign currency fluctuations.

The increase in interest expense for the six months ended July 31, 2013 compared to the six months ended July 31, 2012 was primarily due to incremental interest expense on borrowings related to the Element K acquisition.

The decrease in interest expense for the six months ended July 31, 2013 as compared to the six months ended July 31, 2012 was primarily due to the repricing of our Senior Credit Facilities during the fiscal year ended January 31, 2013. This was partially offset by incremental interest expense on borrowings related to the MindLeaders acquisition.

Provision for Income Taxes

	Six Months Ended July 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Benefit for income taxes	$(6,343)	$(7,936)	$1,593	(20%)
As a percentage of revenue	(3%)	(4%)

For the six months ended July 31, 2013 and for the six months ended July 31, 2012, our effective tax rates were 24.6% and 14.6%, respectively. The tax benefit we recorded for the six months ended July 31, 2013 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses which were incurred in connection with the Acquisition. For the six months ended July 31, 2013, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the six months ended July 31, 2012, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended July 31,
	2013	2012
Net cash provided by operating activities	$44,876	$29,289
Net cash used in investing activities	(5,549)	(3,834)
Net cash provided by financing activities	(1,918)	(731)
Effect of exchange rate changes on cash and cash equivalents	(751)	(327)
Net (decrease) increase in cash and cash equivalents	$36,658	$24,397

At July 31, 2013, our principal source of liquidity was our cash and cash equivalents, which totaled $75.7 million, as compared to $39.0 million at January 31, 2013. In addition, we have $40.0 million available to borrow under the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $44.9 million for the six months ended July 31, 2013 was primarily due to cash collections on accounts receivable, net of billings, of $88.6 million during the period. The movement in accounts receivable is primarily a result of the seasonality of our operations, with the third and fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable. This compares to cash collections on accounts receivable, net of billings, of $96.1 million for the six months ended July 31, 2012. The change period over period is primarily due to the timing of collections. Net cash provided by operating activities for the six months ended July 31, 2013 also includes our net loss of $19.7 million, which reflects the impact of non-cash expenses for depreciation and amortization of $58.5 million, share-based compensation expense of $3.0 million, non-cash interest expense of $2.7 million and a non-cash tax benefit of $(12.7) million. In addition, we had decreases in deferred revenue of $56.4 million and accrued expense of $18.8 million. These decreases are the result of the seasonality of our operations and the decrease in deferred revenues was further impacted by the effects of purchase accounting as a result of the Element K acquisition and the MindLeaders acquisition.

Net cash used in investing activities was $5.5 million for the six months ended July 31, 2013, which is primarily due to purchases of property and equipment.

Net cash used in financing activities was $1.9 million for the six months ended July 31, 2013, which is primarily due to principal payments made on our debt.

We had a working capital deficit of approximately $72.3 million as of July 31, 2013 as compared to working capital deficit of approximately $91.4 million as of January 31, 2013. The decrease in working capital deficit was primarily due to our net loss of $19.7 million, which reflects the impact of non-cash expenses for depreciation and amortization of $58.5 million, share-based compensation of $3.0 million, non-cash interest expense of $2.7 million and a non-cash tax benefit of ($12.7) million. This decrease in the working capital deficit was partially offset by having $26.8 million classified as current maturities on long term debt as of July 31, 2013 as compared to $3.3 million as of January 31, 2013, which was due to the estimated repayment of the Senior Credit Facilities on outstanding borrowings.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through March 2018. In addition, we have Senior Credit Facilities which will be paid out over the next four years and Senior Notes due in five years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through the fiscal year ended January 31, 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at July 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations principal	$763,175	$28,128	$-	$735,047	$-
Debt obligations interest (1)	257,841	57,256	112,129	88,456	-
Contractual minimums	8,750	2,500	5,000	1,250	-
Operating lease obligations	13,028	3,797	5,716	3,369	146
Total obligations	$1,042,794	$91,681	$122,845	$828,122	$146

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

As a result of the Acquisition, the Element K acquisition and the MindLeaders acquisition, we are highly leveraged. As of July 31, 2013, we have outstanding $763.2 million in aggregate indebtedness, with an additional $40.0 million of borrowing capacity available under our revolving credit facility. As of July 31, 2013, the revolving credit line facility was undrawn. Interest expense for the six months ended July 31, 2013 was $31.7 million.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2013, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the three month periods ended July 31, 2013 and July 31, 2012, we incurred foreign currency exchange gains (losses) of $0.4 million and $(0.1) million, respectively. During the six month periods ended July 31, 2013 and July 31, 2012, we incurred foreign currency exchange gain (losses) of $0.2 million and $(0.9) million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2013, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SSI INVESTMENTS II LIMITED

Date: September 13, 2013	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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