Form 10-Q
period 2013-10-31
SSI Investments II Ltd
filed 2013-12-13
CIK 1501919

`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)


☑	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD OCTOBER 31, 2013
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

FOR THE QUARTER ENDED OCTOBER 31, 2013

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	October 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,347	$39,048
Restricted cash	102	136
Accounts receivable, net	97,368	188,682
Deferred tax assets	10,134	1,360
Prepaid expenses and other current assets	32,678	34,741
Total current assets	194,629	263,967
Property and equipment, net	13,595	13,654
Goodwill	635,890	637,524
Intangible assets, net	361,542	444,748
Deferred tax assets	-	10,090
Other assets	18,046	22,445
Total assets	$1,223,702	$1,392,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$3,433	$3,311
Accounts payable	7,790	11,650
Accrued compensation	13,257	23,456
Accrued expenses	37,400	39,310
Deferred tax liabilities	7,589	15,153
Deferred revenue	186,698	262,452
Total current liabilities	256,167	355,332

Long term debt	717,960	755,034
Deferred tax liabilities	14,673	26,646
Other long term liabilities	11,354	10,016
Total long-term liabilities	743,987	791,696
Commitments and contingencies (Note 11)
Shareholders' equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,271 shares issued at October 31, 2013 and January 31, 2013	534,513	534,513
Additional paid-in capital	19,131	14,574
Accumulated deficit	(340,633)	(316,520)
Accumulated other comprehensive income	10,537	12,833
Total stockholders' equity	223,548	245,400
Total liabilities and stockholders' equity	$1,223,702	$1,392,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues	$105,025	$95,733	$307,147	$278,792
Cost of revenues	9,696	9,001	28,459	28,147
Cost of revenues - amortization of intangible assets	13,576	13,952	41,169	46,486
Gross profit	81,753	72,780	237,519	204,159
Operating expenses:
Research and development	13,257	12,988	41,497	39,824
Selling and marketing	32,804	33,442	100,969	100,285
General and administrative	9,811	10,295	30,085	27,731
Amortization of intangible assets	13,806	15,790	41,296	46,496
Acquisition related expenses	35	3,177	434	3,576
Merger and integration related expenses	1,269	1,110	4,289	9,828
Restructuring	231	2,373	2,923	2,855
Total operating expenses	71,213	79,175	221,493	230,595
Operating income (loss)	10,540	(6,395)	16,026	(26,436)
Other (expense) income, net	(623)	(202)	(758)	(1,149)
Interest income	248	592	792	632
Interest expense	(16,907)	(16,491)	(48,618)	(49,759)
Loss before benefit for income taxes	(6,742)	(22,496)	(32,558)	(76,712)
Benefit for income taxes	(2,284)	(4,279)	(8,627)	(12,215)
Net loss from continuing operations	$(4,458)	$(18,217)	$(23,931)	$(64,497)
Loss from discontinued operations, net of an income tax benefit of $0 and $32 for the three months ended October 31, 2013 and 2012, respectively, and $0 and $390 for the nine months ended October 31, 2013 and 2012, respectively	-	(48)	(182)	(585)
Net loss	$(4,458)	$(18,265)	$(24,113)	$(65,082)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED, IN THOUSANDS)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(4,458)	$(18,265)	$(24,113)	$(65,082)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	3,510	1,745	(2,296)	160
Comprehensive loss	$(948)	$(16,520)	$(26,409)	$(64,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN THOUSANDS)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,113)	$(65,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	4,557	-
Depreciation and amortization	5,047	3,725
Amortization of intangible assets	82,465	92,982
Recovery of bad debts	(125)	(43)
Benefit for income taxes - non-cash	(17,954)	(15,485)
Non-cash interest expense	5,245	3,590
Non-cash loss on extinguishment of debt	-	254
Loss on disposition of assets	277	152
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	90,139	98,389
Prepaid expenses and other current assets	1,580	6,056
Accounts payable	(1,593)	(8,603)
Accrued expenses, including long-term	(9,920)	(12,166)
Deferred revenue	(74,281)	(65,957)
Net cash provided by operating activities	61,324	37,812
Cash flows from investing activities:
Purchases of property and equipment	(7,899)	(5,683)
Proceeds on disposition of assets	-	96
Acquisition of Mindleaders, net of cash received	-	(62,332)
Decrease (increase) in restricted cash, net	34	(33)
Net cash used in investing activities	(7,865)	(67,952)
Cash flows from financing activities:
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	45,062
Payment received on note for sale of TCE	507	840
Principal payments on Senior Credit Facilities	(38,488)	(1,894)
Net cash used in financing activities	(37,981)	44,008
Effect of exchange rate changes on cash and cash equivalents	(179)	79
Net increase in cash and cash equivalents	15,299	13,947
Cash and cash equivalents, beginning of period	39,048	28,908
Cash and cash equivalents, end of period	$54,347	$42,855

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2013 and the results of its operations and cash flows for the three and nine months ended October 31, 2013. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as filed with the SEC on April 30, 2013. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2013 and January 31, 2013, the Company did not have any cash equivalents or available for sale investments.

At October 31, 2013 and January 31, 2013, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for both the three and nine months ended October 31, 2013 and October 31, 2012.

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

The Company’s contracts often include an uptime guarantee for solutions hosted on the Company's servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any non-performance event prior to issuance of any credit. Furthermore, the Company’s contracts contain standard warranty and indemnification coverage to its customers. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and, should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.  It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

5. SHAREHOLDERS’ EQUITY

(a)Share-Based Compensation

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

Share options granted to date become exercisable based on service-based conditions or a combination of service-, performance- and market-based conditions. Service conditions are based on the length of employment and become exercisable at certain time-based milestones, assuming continued employment of the holder by the Company. Performance conditions include the receipt of a dividend or sale of shares by the equity sponsors, an initial public offering or a change in control. Market conditions are based on the return received (or deemed received) by the equity sponsors on their initial equity investment in Luxco II and upon the occurrence of certain events, including a change in control of Luxco II. Options are priced at the fair market value on the date of grant, supported by a contemporaneous valuation of the ordinary shares of the Company using a combination of the discounted cash flow method and the guideline company method. Shares of Luxco II acquired upon the exercise of such share options are subject to both transfer restrictions and repurchase rights following a termination of employment. The share options expire on the tenth anniversary of the date of grant.

Any share-based compensation recognized in relation to share options granted under the 2010 Plan is recorded in the statement of operations for the subsidiaries for which those persons who received grants are employed.

No tax benefit was realized during the three and nine month periods ended October 31, 2013 and October 31, 2012, as no share options were exercised.

Share Options

A summary of share option activity under the 2010 Plan for the nine months ended October 31, 2013 is as follows:

Share Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2013	639,747	100.00 - 117.00	7.8
Granted	1,908	142.00	-
Exercised	-	-	-
Forfeited	(2,777)	100.00 - 117.00	-
Expired	-	-	-
Outstanding, October 31, 2013	638,878	100.00 - 142.00	7.1
Exercisable, October 31, 2013	158,755	100.00 - 142.00	7.1
Vested and expected to vest, October 31, 2013	638,878	100.00 - 142.00	7.1

Service-Based Vesting Options

Grants of share options which become exercisable based on service conditions vest over a period of 5 years (20% of the shares subject to the options vest on each of the first, second, third, fourth and fifth anniversaries of the earlier of the grant date or a pre-determined vesting commencement date) provided that the optionee is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The share options expire 10 years from the date of grant. Service-based vesting options were valued on the date of grant using the Black-Scholes option-pricing model.

Performance- and Market-Based Vesting Options

Luxco II also granted share options to purchase ordinary shares of Luxco II that vest based on the completion of a liquidity event that results in specified returns on the equity sponsors’ investment in Luxco II.

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

Recognition of Share-Based Compensation Expense

Any shares received by the option holders upon exercise of such share options are subject to a repurchase feature by Luxco II in the event of termination of employment. The repurchase would generally be at fair value at the date of termination of employment in all instances except termination for cause or voluntary termination of employment by the employee without “good reason”. In those instances the repurchase would be at the lower of cost or fair market value as defined in the 2010 Plan. The repurchase feature would lapse only in the event of an initial public offering or change in control. The Company had previously concluded that this repurchase feature represented an additional performance condition and had not recorded any share-based compensation, as the performance condition was not deemed probable.

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

In the three and nine months ended October 31, 2013, the Company recognized $1.5 million and $4.6 million of share-based compensation expense, respectively. Total unrecognized share-based compensation expense associated with all share options as of October 31, 2013 was $10.0 million.

(b)Share Capital

As of October 31, 2013, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of October 31, 2013 and January 31, 2013,  534,513,271 ordinary shares were issued and outstanding.

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

The cash purchase price of $64.3 million was preliminarily allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the purchase price allocation (in thousands):

Description	Amount
Current assets	$7,927
Property and equipment	513
Goodwill	40,925
Amortizable intangible assets	27,703
Long term assets	575
Current liabilities	(7,857)
Deferred revenue	(1,484)
Long term liabilities	(3,986)
Total	$64,316

The acquisition of MindLeaders resulted in allocations of the purchase price to goodwill and identified intangible assets of $40.9 million and $27.7 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of MindLeaders resulted in the recognition of goodwill primarily because the acquisition is expected to help the Company meet its long term operating profitability objectives through significant cost and service synergies. Goodwill is deductible for tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the acquisition of MindLeaders, including deferred revenue that was ascribed a fair value of $1.5 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of MindLeaders’ deferred revenue by $9.2 million. Approximately $0.3 million of acquired MindLeaders deferred revenue remained unamortized at October 31, 2013.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees, legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying condensed consolidated statements of operations.

The Company concluded that the acquisition of MindLeaders represented a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and MindLeaders for the three and nine months ended October 31, 2012, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of MindLeaders, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Three Months Ended	Nine Months Ended
	October 31, 2012	October 31, 2012
Revenue	$101,841	$298,982
Net loss	(18,093)	(66,903)

The Company’s only significant non-recurring pro-forma adjustments impacting the periods shown above relate to purchase accounting adjustments to deferred revenue.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of MindLeaders occurred as of February 1, 2011.

7. RESTRUCTURING

In connection with the acquisitions of MindLeaders and the Element K business (“Element K”) in the fiscal year ending January 31, 2012, the Company’s management approved and initiated plans to integrate the businesses into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. During the nine months ended October 31, 2013, the Company consolidated and reorganized the space utilized by MindLeaders in the United Kingdom and Ireland as well as the space utilized by Element K in Rochester, NY, and as a result incurred a $1.3 million restructuring charge, which is included in the condensed consolidated statements of operations as restructuring.

In addition, the Company committed to an organizational change and a workforce reduction plan as a result of the acquisitions of Mindleaders and Element K in an effort to eliminate redundancies and positions not required by the combined businesses and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, the Company incurred additional restructuring charges during the nine months ended October 31, 2013 of $1.6 million which related primarily to one-time termination benefits.

Activity in the Company’s restructuring accrual for the nine months ended October 31, 2013 was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring accrual as of January 31, 2013	$837	$878	$1,715
Restructuring charges incurred	1,622	1,301	2,923
Payments made	(1,899)	(873)	(2,772)
Restructuring accrual as of October 31, 2013	$560	$1,306	$1,866

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

When TCE was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell. The assets held for sale included allocated goodwill of $5.1 million. The business was sold for $8.1 million, payable in installments as outlined in the asset purchase agreement. We continuously evaluate this note receivable for potential impairment through a review of its collectability. There was no gain or loss recognized on the sale.

The Company has accounted for TCE as discontinued operations and the components of discontinued operations are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
Statement of operations:	2013	2012	2013	2012
Revenue from discontinued operations	$-	$233	$-	$5,471

Loss from discontinued operations before income taxes	-	(80)	(182)	(975)
Income tax benefit	-	32	-	390
Loss from discontinued operations	$-	$(48)	$(182)	$(585)

9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	October 31, 2013			January 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$268,732	$212,213	$56,519	$268,678	$170,933	$97,745
Customer contracts/ relationships	295,984	136,637	159,347	297,109	102,839	194,270
Non-compete agreement	4,070	1,662	2,408	4,070	1,052	3,018
Trademarks and trade names	15,220	6,804	8,416	15,220	5,449	9,771
Backlog	59,000	54,048	4,952	59,000	48,956	10,044
Skillsoft trademark	129,900	-	129,900	129,900	-	129,900
	$772,906	$411,364	$361,542	$773,977	$329,229	$444,748

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining three months)	$27,040
2015	80,488
2016	42,236
2017	27,197
2018	21,102
2019	16,845
2020	13,440
2021	3,294
Total	$231,642

In connection with the Acquisition, the Company concluded that its “Skillsoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the Skillsoft name.

The change in goodwill at October 31, 2013 from the amount recorded at January 31, 2013 is as follows:

Gross carrying amount of goodwill, January 31, 2013	$637,524
Change in fair value assessment of MindLeaders	(56)
Foreign currency translation adjustment	(1,578)
Gross carrying amount of goodwill, October 31, 2013	$635,890

The Company will be conducting its annual impairment test of goodwill for the fiscal year ending January 31, 2014 in the fourth quarter. There were no indicators of impairment identified in the third quarter of fiscal 2014.

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

For the three and nine months ended October 31, 2013, the Company recorded an income tax benefit of $2.3 million and $8.6 million, respectively. The Company's effective tax rate for the three and nine months ended October 31, 2013 was 33.9% and 26.5%, respectively. The tax benefit for the three months ended October 31, 2013 consists of a cash tax provision of $3.0 million and a non-cash tax benefit of $5.3 million. For the nine months ended October 31, 2013, the tax benefit consists of a cash tax provision of $9.3 million and a non-cash tax benefit of $17.9 million.

The Company's gross unrecognized tax benefits, including interest and penalties, totaled $8.7 million at October 31, 2013, all of which, if recognized, would result in a reduction of the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of October 31, 2013, the Company had $1.1 million of accrued interest and penalties related to uncertain tax positions.

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

During the three months ended October 31, 2013, the IRS completed its field examination of the Company’s U.S. federal income tax returns for the tax years ended January 31, 2010 and 2011.  On December 3, 2013, the IRS proposed certain adjustments relating to the value of intellectual property sold by the Company to an Irish affiliate during the Company’s tax year ended January 31, 2010. The proposed adjustments to its reported tax position would increase the Company’s cumulative tax liability, including interest and penalties, by approximately $92.4 million. The Company disagrees with the proposed adjustments. Based on the Company’s view of the merits of the position taken by the IRS in its proposed adjustments and on discussions with its tax advisors, the Company has concluded that recording a liability for these proposed adjustments is not currently required. The Company intends to contest the proposed adjustments and is working with its outside tax advisors and the IRS to resolve this dispute in a timely and effective manner.

Although the Company believes that the estimates of income taxes payable included in its financial statements are reasonable, no assurance can be given that the Company will prevail in the final resolution of the proposed adjustments and, in addition, the Company may determine to settle the matter for business or other reasons for an amount in excess of any tax liability that the Company believes is owed.  As a result, the actual income taxes payable by the Company may differ from what is reflected in the Company’s historical income tax provisions and accruals and such differences could be material. If the IRS prevails or the Company determines to settle the matter, a cash payment could be required, thereby negatively and adversely impacting the Company’s financial condition, results of operations and cash flows.  The Company will continue to reassess the adequacy of its existing tax reserves as the matter progresses and, through that process, the Company may determine the need to increase its existing reserves by a material amount.

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

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue:
United States	$78,835	$72,994	$232,938	$216,175
United Kingdom	10,062	8,884	28,845	26,355
Canada	5,612	5,674	16,495	16,158
Europe, excluding United Kingdom	4,820	4,514	14,542	12,942
Australia/New Zealand	3,757	4,020	11,580	11,954
Other (Countries less than 5% individually, by region)	2,880	2,287	8,853	6,692
Purchase accounting adjustments	(941)	(2,640)	(6,106)	(11,484)
Total revenue	$105,025	$95,733	$307,147	$278,792

Long-lived tangible assets at international locations are not considered significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed consolidated balance sheets consisted of the following (in thousands):

	October 31, 2013	January 31, 2013
Professional fees	$3,605	$3,602
Sales tax payable/VAT payable	2,772	7,350
Accrued royalties	1,906	2,568
Accrued tax	2,399	4,815
Interest payable	16,165	7,772
Other accrued liabilities	10,553	13,203
Total accrued expenses	$37,400	$39,310

14. OTHER ASSETS

Other assets in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	October 31, 2013	January 31, 2013
Debt financing cost – long term (See Note 16)	$12,053	$15,982
Other	1,631	2,013
Note receivable	4,362	4,450
Total other assets	$18,046	$22,445

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	October 31, 2013	January 31, 2013
Uncertain tax positions; including interest and penalties – long term	$7,415	$7,619
Unfavorable lease commitments assumed in the acquisition of Element K	740	898
Other	3,199	1,499
Total other long-term liabilities	$11,354	$10,016

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

The re-pricing was accounted for as a modification for accounting purposes. Accordingly, unamortized deferred financing costs and original issuance discounts of $13.8 million and $2.1 million, respectively, and $4.0 million of fees paid to lenders in connection with the re-pricing, are being amortized as additional interest expense over the revised term of the senior credit facility.

As of October 31, 2013, under the Credit Agreement, the Company had a $505 million senior secured credit facility comprised of a $465 million term loan facility and a $40 million revolving credit facility (collectively the “Senior Credit Facilities”). The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of October 31, 2013, there were no amounts outstanding under the revolving credit facility.

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

The Company may voluntarily repay outstanding loans under its Senior Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans and, with respect to outstanding term loans, a premium during the first three years following the closing date for voluntary prepayments, repricings or effective repricings of such term loans. The premium for voluntary prepayments, repricings or effective repricings of term loans was  2% in the second year and 1% in the third year, with a customary make-whole premium for prepayments during the first year of the term loan facility. Voluntary prepayments may be applied as directed by the Company.

The Company’s Senior Credit Facilities require scheduled quarterly payments on the term loan facility equal to 0.25% of the initial aggregate principal amount of the term loans made on the closing date, with the balance due at maturity. The Company’s scheduled quarterly payments are subject to change based on excess cash flow provisions as defined in the Senior Credit Facilities.

The Senior Credit Facilities are guaranteed by, subject to certain exceptions (including an exception for foreign subsidiaries of U.S. subsidiaries), each of the Company’s existing and future material wholly owned subsidiaries and its immediate parent. All obligations under the Company’s Senior Credit Facilities, and the guarantees of those obligations, will be secured by substantially all of the Company’s, its subsidiary guarantors' and its immediate parent's existing and future property and assets and by a pledge of the Company’s capital stock and the capital stock of, subject to certain exceptions, each of its material wholly owned restricted subsidiaries (or up to 65% of the capital stock of material first-tier foreign wholly owned restricted subsidiaries of its U.S. subsidiaries).

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant requires the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At October 31, 2013, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At October 31, 2013, the Company was in compliance with these covenants.

During the three and nine months ended October 31, 2013, the Company recorded $2.3 million and $4.5 million, respectively, of amortized interest expense related to the capitalized debt financing costs and original issue discount. During the three and nine months ended October 31, 2012, the Company recorded $1.0 million and $2.8 million, respectively, of amortized interest expense related to the capitalized debt financing costs and original issue discount.  As of October 31, 2013, total unamortized debt financing costs of $2.8 million and $6.9 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization. During the three months ended October 31, 2013, the Company made a voluntary prepayment of $35.0 million which resulted in the acceleration of approximately $1.9 million of non-cash interest expense related to unamortized debt financing costs and original issue discount.

During the three and nine months ended October 31, 2013, the Company paid approximately $5.9 million and $17.2 million in interest, respectively. During the three and nine months ended October 31, 2012, the Company paid approximately $6.7 million and $20.1 million in interest, respectively.

Future scheduled minimum payments including estimated mandatory prepayments under the Senior Credit Facilities are as follows (in thousands):

Fiscal 2014	$1,163
Fiscal 2015	4,650
Fiscal 2016	4,650
Fiscal 2017	4,650
Fiscal 2018	401,900
Total	$417,013

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

The Company may also redeem any of the Senior Notes at any time prior to June 1, 2014 at a redemption price of 100% of their principal amount plus a make-whole premium and accrued and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2013 and October 31, 2013. This call feature will be marked to market over the period it is active.

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

The indenture governing the Senior Notes contains covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At October 31, 2013, the Company was in compliance with these covenants.

In connection with the issuance of the Senior Notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and is amortizing them to interest expense over the term of the Senior Notes using the effective interest method. During both the three months ended October 31, 2013 and October 31, 2012,  the Company recorded $0.4 million of amortized interest expense related to these capitalized debt financing costs. During both the nine months ended October 31, 2013 and October 31, 2012, the Company recorded $1.1 million of interest expense related to the amortization of the capitalized debt financing costs. As of October 31, 2013, total unamortized debt financing costs of $1.4 million and $5.1 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

The Company paid its semi-annual interest payment of $17.2 million on June 1, 2013.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s accumulated other comprehensive income is composed primarily of foreign currency translation adjustments. The following is a summary of the components of accumulated other comprehensive income, net of tax, at October 31, 2013 (in thousands):

Accumulated Other Comprehensive Income
Balance at January 31, 2013	$12,833
Other comprehensive income (loss) from Foreign Currency Translation	(2,296)
Balance at October 31, 2013	$10,537

18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this amendment in the first quarter of fiscal 2014. The adoption did not have a material impact on the condensed consolidated financial statements for the three and nine months ended October 31, 2013.

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

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

•

Level 1:Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2:Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•

Level 3:Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of October 31, 2013 approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of October 31, 2013 were as follows (in thousands):

	October 31, 2013
	Current Value	Fair Value
Senior Notes	$310,000	$340,420

The fair value of the Senior Notes is determined by its trading price on October 31, 2013, representing a Level 1 valuation.

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

The following condensed consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidated Balance Sheets as of October 31, 2013 and January 31, 2013 The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 31, 2013 and October 31, 2012  and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2013 and October 31, 2012, of the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries on a consolidated and combined basis.

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

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$89	$40,274	$13,984	$-	$54,347
Restricted cash	-	6	96	-	102
Accounts receivable, net	-	85,950	11,418	-	97,368
Intercompany receivables	-	429,297	-	(429,297)	-
Deferred tax assets	-	9,647	487	-	10,134
Prepaid expenses and other current assets	1,475	26,819	3,849	535	32,678
Total current assets	1,564	591,993	29,834	(428,762)	194,629
Property and equipment, net	-	13,355	240	-	13,595
Goodwill	-	610,920	24,970	-	635,890
Intangible assets, net	-	348,942	12,600	-	361,542
Investment in subsidiaries	962,523	1,370,696	4,166	(2,337,385)	-
Investment in, and advances to, nonconsolidated affiliates	-	535	-	(535)	-
Deferred tax assets	-	(268)	268	-	-
Other assets	5,111	12,320	615	-	18,046
Total assets	$969,198	$2,948,493	$72,693	$(2,766,682)	$1,223,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,433	$-	$-	$3,433
Accounts payable	-	7,735	55	-	7,790
Accrued compensation	-	12,197	1,060	-	13,257
Accrued expenses	14,429	21,512	1,859	(400)	37,400
Intercompany payable	422,589	832,341	47,260	(1,302,190)	-
Deferred tax liabilities	-	7,524	65	-	7,589
Deferred revenue	-	166,437	20,261	-	186,698
Total current liabilities	437,018	1,051,179	70,560	(1,302,590)	256,167
Long term debt	308,632	409,328	-	-	717,960
Deferred tax liabilities	-	11,294	3,379	-	14,673
Other long term liabilities	-	10,144	1,210	-	11,354
Total long-term liabilities	308,632	430,766	4,589	-	743,987
Total stockholders' equity	223,548	1,466,548	(2,456)	(1,464,092)	223,548
Total liabilities and stockholders' equity	$969,198	$2,948,493	$72,693	$(2,766,682)	$1,223,702

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$85	$22,543	$16,420	$-	$39,048
Restricted cash	-	6	130	-	136
Accounts receivable, net	-	164,053	24,629	-	188,682
Intercompany receivables	-	410,573	-	(410,573)	-
Deferred tax assets	-	967	393	-	1,360
Prepaid expenses and other current assets	1,454	29,063	3,799	425	34,741
Total current assets	1,539	627,205	45,371	(410,148)	263,967
Property and equipment, net	-	13,652	2	-	13,654
Goodwill	-	611,192	26,332	-	637,524
Intangible assets, net	-	428,637	16,111	-	444,748
Investment in subsidiaries	954,971	1,364,497	4,167	(2,323,635)	-
Investment in, and advances to, nonconsolidated affiliates	-	425	-	(425)	-
Deferred tax assets	-	10,008	82	-	10,090
Other assets	6,192	15,543	710	-	22,445
Total assets	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,311	$-	$-	$3,311
Accounts payable	-	11,557	93	-	11,650
Accrued compensation	-	21,310	2,146	-	23,456
Accrued expenses	5,798	29,444	4,468	(400)	39,310
Intercompany payable	403,038	864,535	48,197	(1,315,770)	-
Deferred tax liabilities	-	15,125	28	-	15,153
Deferred revenue	-	233,084	29,368	-	262,452
Total current liabilities	408,836	1,178,366	84,300	(1,316,170)	355,332
Long term debt	308,466	446,568	-	-	755,034
Deferred tax liabilities	-	22,506	4,140	-	26,646
Other long term liabilities	-	8,593	1,423	-	10,016
Total long-term liabilities	308,466	477,667	5,563	-	791,696
Total stockholders' equity	245,400	1,415,126	2,912	(1,418,038)	245,400
Total liabilities and stockholders' equity	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$100,322	$10,903	$(6,200)	$105,025
Cost of revenues	-	9,660	6,236	(6,200)	9,696
Cost of revenues - amortization of intangible assets	-	13,576	-	-	13,576
Gross profit	-	77,086	4,667	-	81,753
Operating expenses:
Research and development	-	13,257	-	-	13,257
Selling and marketing	-	29,131	3,673	-	32,804
General and administrative	47	9,378	386	-	9,811
Amortization of intangible assets	-	12,914	892	-	13,806
Acquisition related expenses	-	35	-	-	35
Merger and integration related expenses	-	1,250	19	-	1,269
Restructuring	-	231	-	-	231
Total operating expenses	47	66,196	4,970	-	71,213
Operating (loss) income	(47)	10,890	(303)	-	10,540
Other (expense) income, net	-	11,531	(1,305)	(10,849)	(623)
Interest income	-	246	2	-	248
Interest expense	(9,815)	(7,092)	-	-	(16,907)
(Loss) income before benefit for income taxes	(9,862)	15,575	(1,606)	(10,849)	(6,742)
Equity in (losses) earnings of subsidiaries before taxes	3,120	(1,354)	-	(1,766)	-
(Benefit) provision for income taxes	(2,284)	(2,032)	(252)	2,284	(2,284)
Net loss from continuing operations	$(4,458)	$16,253	$(1,354)	$(14,899)	$(4,458)
Income from discontinued operations	-	-	-	-	-
Net (loss) income	$(4,458)	$16,253	$(1,354)	$(14,899)	$(4,458)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$91,625	$11,402	$(7,294)	$95,733
Cost of revenues	-	8,955	7,340	(7,294)	9,001
Cost of revenues - amortization of intangible assets	-	13,952	-	-	13,952
Gross profit	-	68,718	4,062	-	72,780
Operating expenses:
Research and development	-	12,988	-	-	12,988
Selling and marketing	-	29,705	3,737	-	33,442
General and administrative	51	9,892	352	-	10,295
Amortization of intangible assets	-	14,675	1,115	-	15,790
Acquisition related expenses	-	3,171	6	-	3,177
Merger and integration related expenses	-	653	457	-	1,110
Restructuring	-	2,296	77	-	2,373
Total operating expenses	51	73,380	5,744	-	79,175
Operating (loss) income	(51)	(4,662)	(1,682)	-	(6,395)
Other income (expense), net	-	8,537	2,029	(10,768)	(202)
Interest income	-	587	5	-	592
Interest expense	(9,494)	(6,997)	-	-	(16,491)
Loss before benefit for income taxes	(9,545)	(2,535)	352	(10,768)	(22,496)
Equity in (losses) earnings of subsidiaries before taxes	(12,999)	508	-	12,491	-
(Benefit) provision for income taxes	(4,279)	(4,126)	(153)	4,279	(4,279)
Net loss from continuing operations	$(18,265)	$2,099	$505	$(2,556)	$(18,217)
Loss from discontinued operations, net of an income tax benefit of $58	-	(51)	3	-	(48)
Net (loss) income	$(18,265)	$2,048	$508	$(2,556)	$(18,265)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$294,528	$33,341	$(20,722)	$307,147
Cost of revenues	-	28,363	20,818	(20,722)	28,459
Cost of revenues - amortization of intangible assets	-	41,169	-	-	41,169
Gross profit	-	224,996	12,523	-	237,519
Operating expenses:
Research and development	-	41,497	-	-	41,497
Selling and marketing	-	89,891	11,078	-	100,969
General and administrative	174	28,783	1,128	-	30,085
Amortization of intangible assets	-	38,559	2,737	-	41,296
Acquisition related expenses	-	434	-	-	434
Merger and integration related expenses	-	4,270	19	-	4,289
Restructuring	-	2,923	-	-	2,923
Total operating expenses	174	206,357	14,962	-	221,493
Operating income (loss)	(174)	18,639	(2,439)	-	16,026
Other (expense) income, net	(2)	32,082	(410)	(32,428)	(758)
Interest income	1	786	5	-	792
Interest expense	(29,228)	(19,398)	(4)	12	(48,618)
Loss before benefit for income taxes	(29,403)	32,109	(2,848)	(32,416)	(32,558)
Equity in (losses) earnings of subsidiaries before taxes	(3,337)	(2,186)	-	5,523	-
(Benefit) provision of income taxes	(8,627)	(7,965)	(662)	8,627	(8,627)
Net loss from continuing operations	$(24,113)	$37,888	$(2,186)	$(35,520)	$(23,931)
Loss from discontinued operations, net of an income tax benefit of $32	-	(182)	-	-	(182)
Net (loss) income	$(24,113)	$37,706	$(2,186)	$(35,520)	$(24,113)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$267,541	$32,920	$(21,669)	$278,792
Cost of revenues	-	28,089	21,727	(21,669)	28,147
Cost of revenues - amortization of intangible assets	-	46,486	-	-	46,486
Gross profit	-	192,966	11,193	-	204,159
Operating expenses:
Research and development	-	39,464	360	-	39,824
Selling and marketing	-	89,442	10,843	-	100,285
General and administrative	128	26,117	1,486	-	27,731
Amortization of intangible assets	-	43,393	3,103	-	46,496
Acquisition related expenses	-	3,551	25	-	3,576
Merger and integration related expenses	-	9,362	466	-	9,828
Restructuring	-	2,807	48	-	2,855
Total operating expenses	128	214,136	16,331	-	230,595
Operating income (loss)	(128)	(21,170)	(5,138)	-	(26,436)
Other (expense) income, net	-	30,511	644	(32,304)	(1,149)
Interest income	-	604	28	-	632
Interest expense	(28,270)	(21,498)	9	-	(49,759)
Loss before benefit for income taxes	(28,398)	(11,553)	(4,457)	(32,304)	(76,712)
Equity in (losses) earnings of subsidiaries before taxes	(48,899)	(3,786)	-	52,685	-
Benefit for income taxes	(12,215)	(11,851)	(364)	12,215	(12,215)
Net loss from continuing operations	$(65,082)	$(3,488)	$(4,093)	$8,166	$(64,497)
Loss from discontinued operations, net of an income tax benefit of $358	-	(893)	308	-	(585)
Net (loss) income	$(65,082)	$(4,381)	$(3,785)	$8,166	$(65,082)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(4,458)	$16,253	$(1,354)	$(14,899)	$(4,458)
Other comprehensive income (loss) - Foreign currency adjustment	-	2,303	54	1,153	3,510
Comprehensive (loss) income	$(4,458)	$18,556	$(1,300)	$(13,746)	$(948)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(18,265)	$2,048	$508	$(2,556)	$(18,265)
Other comprehensive income (loss) - Foreign currency adjustment	-	1,170	575	-	1,745
Comprehensive (loss) income	$(18,265)	$3,218	$1,083	$(2,556)	$(16,520)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(24,113)	$37,706	$(2,186)	$(35,520)	$(24,113)
Other comprehensive income (loss) - Foreign currency adjustment	-	13	(4,128)	1,819	(2,296)
Comprehensive (loss) income	$(24,113)	$37,719	$(6,314)	$(33,701)	$(26,409)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(65,082)	$(4,381)	$(3,785)	$8,166	$(65,082)
Other comprehensive income (loss) - Foreign currency adjustment	-	1,268	(1,108)	-	160
Comprehensive (loss) income	$(65,082)	$(3,113)	$(4,893)	$8,166	$(64,922)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(19,547)	$113,305	$(18)	$(32,416)	$61,324
Cash flows from investing activities:
Purchases of property and equipment	-	(7,641)	(258)	-	(7,899)
Decrease (increase) in restricted cash, net	-	-	34	-	34
Net cash used in investing activities	-	(7,641)	(224)	-	(7,865)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	873	-	(873)	-
Proceeds from payments (on) intercompany loans	19,551	(51,215)	(1,871)	33,535	-
Payment received on note for sale of TCE	-	507	-	-	507
Principal payments on Senior Credit Facilities	-	(38,488)	-	-	(38,488)
Net cash provided by (used in) financing activities	19,551	(88,323)	(1,871)	32,662	(37,981)
Effect of exchange rate changes on cash and cash equivalents	-	390	(323)	(246)	(179)
Net (decrease) increase in cash and cash equivalents	4	17,731	(2,436)	-	15,299
Cash and cash equivalents, beginning of period	85	22,543	16,420	-	39,048
Cash and cash equivalents, end of period	$89	$40,274	$13,984	$-	$54,347

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2012

(UNAUDITED, IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(18,571)	$87,675	$1,012	$(32,304)	$37,812
Cash flows from investing activities:
Purchases of property and equipment	-	(5,683)	-	-	(5,683)
Proceeds on disposition of assets	-	-	96	-	96
Acquisition of Mindleaders, net of cash received	-	1,306	678	(64,316)	(62,332)
Decrease (increase) in restricted cash, net	-	-	(33)	-	(33)
Net cash (used in) provided by investing activities	-	(4,377)	741	(64,316)	(67,952)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(64,316)	-	64,316	-
Proceeds from payments (on) intercompany loans	18,626	(54,470)	3,540	32,304	-
Payment received on note for sale TCE	-	840	-	-	840
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	45,062	-	-	45,062
Principal payments on Senior Credit Facilities	-	(1,894)	-	-	(1,894)
Net cash provided by (used in) financing activities	18,626	(74,778)	3,540	96,620	44,008
Effect of exchange rate changes on cash and cash equivalents	-	106	(27)	-	79
Net (decrease) increase in cash and cash equivalents	55	8,626	5,266	-	13,947
Cash and cash equivalents, beginning of period	27	18,707	10,174	-	28,908
Cash and cash equivalents, end of period	$82	$27,333	$15,440	$-	$42,855

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs were incurred during the three and nine month periods ended October 31, 2013 that met the requirements for capitalization.

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

BUSINESS OUTLOOK

In the three and nine months ended October 31, 2013, we generated revenue of $105.0 million and $307.1 million, respectively, as compared to $95.7 million and $278.8 million, respectively, in the three and nine months ended October 31, 2012.  We reported a net loss in the three and nine months ended October 31, 2013 of $4.5 million and $24.1 million, respectively, as compared to $18.3 million and  $65.1 million, respectively, in the three and nine months ended October 31, 2012.

The net loss in the three and nine months ended October 31, 2013 and October 31, 2012 was primarily driven by the activities resulting from, and related to, the Acquisition, the acquisition of Element K and the acquisition of MindLeaders. The significant components related to the Acquisition, the acquisition of Element K and the acquisition of MindLeaders include the following (amounts in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Current period impact to reductions to deferred revenue in purchase accounting	$0.9	$2.6	$6.1	$11.5
Amortization of intangible assets related to content and technology	13.6	14.0	41.2	46.5
Current period impact to reductions to prepaid commissions in purchase accounting	-	(0.4)	(0.2)	(1.1)
Amortization of intangible assets	13.8	15.8	41.3	46.5
Acquisition related expenses	-	3.2	0.4	3.6
Merger and integration related expenses	1.3	1.1	4.3	9.8
Restructuring	0.2	2.4	2.9	2.9
Loss from discontinued operations	-	-	0.2	0.6
Interest expense from borrowings	16.9	16.5	48.6	49.8
Subtotal of acquisition and acquisition related activities	$46.7	$55.2	$144.8	$170.1

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

During the first nine months of and continuing through the fiscal year ending January 31, 2014, we will continue to focus on revenue generation primarily by:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2013 VERSUS THREE MONTHS ENDED OCTOBER 31, 2012

Revenue

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Revenue:
United States	$78,835	$72,994	$5,841	8%
International	27,131	25,379	1,752	7%
Fair value adjustments to deferred revenue	(941)	(2,640)	1,699	(64%)
Total	$105,025	$95,733	$9,292	10%

The increase in total revenue for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily the result of additional revenue we realized as a result of the acquisition of MindLeaders of approximately $5.2 million (including approximately $0.4 million of revenue generated from product offerings that will not be replaced). In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of fiscal 2014 as compared to the same period in the fiscal 2013.

Costs and Expenses

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Cost of revenue	$9,696	$9,001	$695	8%
As a percentage of revenue	9%	9%
Cost of revenue – amortization of intangible assets	13,576	13,952	(376)	(3%)
As a percentage of revenue	13%	15%

The increase in cost of revenue for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily due to incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Element K acquisition and the MindLeaders acquisition). This increase was partially offset by transitional costs associated with Element K content development which was included in the three months ended October 31, 2012.

The decrease in cost of revenue - amortization of intangible assets for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the MindLeaders acquisition.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Research and development	$13,257	$12,988	$269	2%
As a percentage of revenue	13%	14%

The increase in research and development expense for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily due to increased compensation and benefits expense of $1.0 million (which includes $0.2 million of share-based compensation expense). This increase was partially offset by a reduction in outsourced software and content development costs of $0.8 million.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Selling and marketing	$32,804	$33,442	$(638)	(2%)
As a percentage of revenue	31%	35%

The decrease in selling and marketing expense for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily due to a decrease in marketing initiatives of $0.7 million and a decrease in travel and office expense of $0.4 million. This decrease was partially offset by an increase in commission fees of $0.7 million.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
General and administrative	$9,811	$10,295	$(484)	(5%)
As a percentage of revenue	9%	11%

The decrease in general and administrative expense for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily due to decrease in legal services expense of $1.8 million, which was partially offset by increased compensation and benefits expense of $1.1 million (which includes $0.9 million of share-based compensation expense)

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Amortization of intangible assets	$13,806	$15,790	$(1,984)	(13%)
As a percentage of revenue	13%	16%
Acquisition related expenses	35	$3,177	(3,142)	(99%)
As a percentage of revenue	0%	3%
Merger and integration related expenses	1,269	1,110	159	14%
As a percentage of revenue	1%	1%
Restructuring	231	2,373	(2,142)	(90%)
As a percentage of revenue	0%	2%

The decrease in amortization of intangible assets for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily due to the timing of the expected utilization of intangible assets acquired in the Acquisition as well as certain intangible assets acquired in the Acquisition becoming fully amortized. This decrease was partially offset by amortization of intangible assets acquired in the MindLeaders acquisitions.

In the three months ended October 31, 2012, we incurred approximately $3.2 million of acquisition related expenses primarily due to activity related to the acquisition of Mindleaders.

In the three months ended October 31, 2013,  we incurred approximately $1.3 million of merger and integration related expenses primarily as a result of efforts undertaken to integrate MindLeaders’ operations into ours. Included in these costs are salary and benefits for MindLeaders employees conducting transitional activities, consulting fees associated with the MindLeaders acquisition and transitional systems and process integration activities. We expect these integration efforts to be materially completed during the fiscal year ending January 31, 2014. In the three months ended October 31, 2012, we incurred approximately $1.1 million of merger and integration related expenses primarily as a result of efforts undertaken to integrate MindLeaders’ operations into ours.

In the three months ended October 31, 2012, we committed to a workforce reduction plan as a result of the acquisition of Mindleaders in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the three months ended October 31, 2012 of $2.4 million which related primarily to one-time termination benefits.

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Other (expense) income, net	$(623)	$(202)	$421	*
As a percentage of revenue	(1%)	(0%)
Interest income	248	$592	(344)	(58%)
As a percentage of revenue	0%	1%
Interest expense	(16,907)	(16,491)	416	(3%)
As a percentage of revenue	(16%)	(17%)

*           Not meaningful

The increase in other (expense), net for the three months ended October 31, 2013 versus the three months ended October 31, 2012 was primarily due to foreign currency fluctuations.

The decrease in interest income for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012 was primarily due to the timing of interest income recognized in conjunction with the contractual payment terms related to the sale of TCE.

The increase in interest expense for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012 was primarily due to the timing of the amortized interest expense related to the capitalized debt financing costs. This was partially offset by the re-pricing of our Senior Credit Facilities during the fiscal year ended January 31, 2013.

Provision for Income Taxes

	Three Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Benefit for income taxes	$(2,284)	$(4,279)	$(1,995)	47%
As a percentage of revenue	(2%)	(4%)

For the three months ended October 31, 2013 and the three months ended October 31, 2012, our effective tax rates from continuing operations were 33.9% and 19.0%, respectively. The tax benefit recorded for the three months ended October 31, 2013 is attributable to the loss from operations and to a release of certain tax reserves. For the three months ended October 31, 2013 and the three months ended October 31, 2012, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of non-deductible interest expense incurred in connection with the Acquisition.

NINE MONTHS ENDED OCTOBER 31, 2013 VERSUS NINE MONTHS ENDED OCTOBER 31, 2012

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Revenue:
United States	$232,938	$216,175	$16,763	8%
International	80,315	74,101	6,214	8%
Fair value adjustments to deferred revenue	(6,106)	(11,484)	5,378	47%
Total	$307,147	$278,792	$28,355	10%

The increase in total revenue for the nine months ended October 31, 2013  versus the nine months ended October 31, 2012 was primarily the result of additional revenue we realized as a result of the MindLeaders acquisition of approximately $15.9 million (including approximately $1.2 million of revenue generated from product offerings that will not be replaced). In addition, the increase in domestic and international revenue was primarily related to a higher level of subscription-based revenue from deferred revenue at the beginning of fiscal 2014 as compared to the same period in the fiscal 2013.

Costs and Expenses

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Cost of revenue	$28,459	$28,147	$312	1%
As a percentage of revenue	9%	10%
Cost of revenue – amortization of intangible assets	41,169	46,486	(5,317)	(11%)
As a percentage of revenue	13%	17%

The increase in cost of revenue for the nine months ended October 31, 2013 versus the nine months ended October 31, 2012 was primarily due to incremental royalties paid on increased revenue (which excludes the fair value adjustments to deferred revenue in purchase accounting related to the Element K acquisition and the MindLeaders acquisition).  This increase was partially offset by transitional costs associated with Element K content development which were included in the nine months ended October 31, 2012.

The decrease in cost of revenue - amortization of intangible assets for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the MindLeaders acquisition.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Research and development	$41,497	$39,824	$1,673	4%
As a percentage of revenue	14%	14%

The increase in research and development expense for the nine months ended October 31, 2013 versus the nine months ended October 31, 2012 was primarily due to increased compensation and benefits expense of $3.3 million (which includes $0.5 million of share-based compensation expense). This increase was partially offset by a reduction in outsourced software and content development costs of $1.8 million.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Selling and marketing	$100,969	$100,285	$684	1%
As a percentage of revenue	33%	36%

The increase in selling and marketing expense for the nine months ended October 31, 2013  compared to the nine months ended October 31, 2012 was primarily due to increased compensation and benefits expense of $1.1 million (which includes $1.3 million of share-based compensation expense) and an increase in commission expense of $2.4 million. This increase was partially offset by a reduction in marketing initiatives of $1.5 and a reduction of consulting fees of $0.7 million as a result of certain initiatives concluding in the prior period.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
General and administrative	$30,085	$27,731	$2,354	8%
As a percentage of revenue	10%	10%

The increase in general and administrative expense for the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012 was primarily due to increased compensation and benefits expense of $3.9 million (which includes $2.8 million of share-based compensation expense). This increase was partially offset by a decrease in legal and tax services of $0.6 million and a decrease in sales and use tax of $0.6 million.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Amortization of intangible assets	$41,296	$46,496	$(5,200)	(11%)
As a percentage of revenue	13%	17%
Acquisition related expenses	434	$3,576	(3,142)	(88%)
As a percentage of revenue	0%	1%
Merger and integration related expenses	4,289	9,828	(5,539)	(56%)
As a percentage of revenue	1%	4%
Restructuring	2,923	2,855	68	2%
As a percentage of revenue	1%	1%

The decrease in amortization of intangible assets for the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012 was primarily due to the timing of the expected utilization of intangible assets acquired in the Acquisition as well as certain intangible assets becoming fully amortized. This decrease was partially offset by the amortization of intangible assets acquired in the Element K and MindLeaders acquisitions.

In the nine months ended October 31, 2013, we incurred approximately $0.4 million of acquisition related expenses primarily due to activity related to the acquisition of MindLeaders.  In the nine months ended October 31, 2012, we incurred approximately $3.6 million of acquisition related expenses primarily due to activity related to the acquisition of MindLeaders and Element K.

In the nine months ended October 31, 2013,  we incurred approximately $4.3 million of merger and integration related expenses as a result of efforts undertaken to integrate MindLeaders’ operations into ours. Included in these costs are salary and benefits for MindLeaders employees conducting transitional activities, consulting fees associated with the MindLeaders acquisition and transitional systems and process integration activities. We expect these integration efforts to be materially completed during the fiscal year ending January 31, 2014.  In the nine months ended October 31, 2012, we incurred approximately $9.8 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s and MindLeaders operations into ours. The Element K integration efforts have now been completed.

In the nine months ended October 31, 2013, we initiated a plan to consolidate and reorganize the space utilized by MindLeaders in their  United Kingdom and Ireland operations. This consolidation of utilized space is a result of the workforce reduction plan we initiated in the fiscal year ended January 31, 2013. We accrued $1.3 million in accrued expense and other long term liabilities in our Condensed Consolidated Balance Sheets, representing the cost of vacated space less estimated future sub-lease assumptions. In addition, we committed to an organizational change and a workforce reduction plan as a result of the acquisition of Mindleaders and Element K in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the nine months ended October 31, 2013 of $1.6 million, which related primarily to one-time termination benefits.

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Other (expense) income, net	$(758)	$(1,149)	$391	(34%)
As a percentage of revenue	(0%)	(0%)
Interest income	792	$632	160	25%
As a percentage of revenue	0%	0%
Interest expense	(48,618)	(49,759)	1,141	(2%)
As a percentage of revenue	(16%)	(18%)

The decrease in other (expense), net for the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012 was primarily due to foreign currency fluctuations.

The increase in interest income for the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012 was primarily due to interest income recognized in conjunction with the contractual payment terms related to the sale of TCE.

The decrease in interest expense for the nine months ended October 31, 2013 as compared to the nine months ended October 31, 2012 was primarily due to the repricing of our Senior Credit Facilities during the fiscal year ended January 31, 2013. This was partially offset by incremental interest expense on borrowings related to the MindLeaders acquisition.

Provision for Income Taxes

	Nine Months Ended October 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2012
(In thousands, except percentages)
Benefit for income taxes	$(8,627)	$(12,215)	$3,588	(29%)
As a percentage of revenue	(3%)	(4%)

For the nine months ended October 31, 2013 and for the nine months ended October 31, 2012, our effective tax rates were 26.5% and 15.9%, respectively. The tax benefit we recorded for the nine months ended October 31, 2013 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses which were incurred in connection with the Acquisition. For the nine months ended October 31, 2013, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the nine months ended October 31, 2012, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended October 31,
	2013	2012
Net cash provided by operating activities	$61,324	$37,812
Net cash used in investing activities	(7,865)	(67,952)
Net cash provided by financing activities	(37,981)	44,008
Effect of exchange rate changes on cash and cash equivalents	(179)	79
Net (decrease) increase in cash and cash equivalents	$15,299	$13,947

At October 31, 2013, our principal source of liquidity was our cash and cash equivalents, which totaled $54.3 million, as compared to $39.0 million at January 31, 2013. In addition, we have $40.0 million available to borrow under the revolving credit facility of our Senior Credit Facilities.

Net cash provided by operating activities of $61.3 million for the nine months ended October 31, 2013 was primarily due to cash collections on accounts receivable, net of billings, of $90.1 million during the period. The movement in accounts receivable is primarily a result of the seasonality of our operations, with the third and fourth quarter of our fiscal year historically generating the most activity, including order intake and billing, and the first quarter of our fiscal year historically generating the most cash collections and realization of accounts receivable. This compares to cash collections on accounts receivable, net of billings, of $98.4 million for the nine months ended October 31, 2012. The change period over period is primarily due to the timing of collections. Net cash provided by operating activities for the nine months ended October 31, 2013 also includes our net loss of $24.4 million, which reflects the impact of non-cash expenses for depreciation and amortization of $87.5 million, share-based compensation expense of $4.6 million, non-cash interest expense of $5.2 million and a non-cash tax benefit of $(15.9) million. In addition, we had decreases in deferred revenue of $74.2 million and accrued expense of $10.5 million. These decreases are the result of the seasonality of our operations and the decrease in deferred revenues was further impacted by the effects of purchase accounting as a result of the Element K acquisition and the MindLeaders acquisition.

Net cash used in investing activities was $7.9 million for the nine months ended October 31, 2013, which is primarily due to purchases of property and equipment.

Net cash used in financing activities was $38.0 million for the nine months ended October 31, 2013, which is primarily due to principal payments made on our debt including a voluntary pre-payment of $35.0 million made in September 2013.

We had a working capital deficit of approximately $60.8 million as of October 31, 2013 as compared to working capital deficit of approximately $91.4 million as of January 31, 2013. The decrease in working capital deficit was primarily due to our net loss of $24.4 million, which reflects the impact of non-cash expenses for depreciation and amortization of $87.5 million, share-based compensation of $4.6 million, non-cash interest expense of $5.2 million and a non-cash tax benefit of ($15.9) million. This decrease in the working capital deficit was partially offset by $38.5 million of principal payments made on our Senior Credit Facilities, including a voluntary pre-payment of $35.0 million made in September 2013.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through March 2018. In addition, we have Senior Credit Facilities which will be paid out over the next four years and Senior Notes due in five years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through the fiscal year ended January 31, 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at October 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations principal	$727,013	$4,650	$9,300	$713,063	$-
Debt obligations interest (1)	244,942	55,513	110,310	79,119	-
Operating lease obligations	11,924	3,435	5,634	2,714	141
Total obligations	$983,879	$63,598	$125,244	$794,896	$141

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

As a result of the Acquisition, the Element K acquisition and the MindLeaders acquisition, we are highly leveraged. As of October 31, 2013, we have outstanding $727.0 million in aggregate indebtedness, with an additional $40.0 million of borrowing capacity available under our revolving credit facility. As of October 31, 2013, the revolving credit facility was undrawn. Interest expense for the nine months ended October 31, 2013 was $48.6 million.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2013, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the three month periods ended October 31, 2013 and October 31, 2012, we incurred foreign currency exchange gains (losses) of $(0.7) million and $0.1 million, respectively. During the nine month periods ended October 31, 2013 and October 31, 2012, we incurred foreign currency exchange losses of $0.6 million and $0.7 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our management, including our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. – RISK FACTORS

Other than as set forth below, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 as filed with the SEC on April 30, 2013, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

As described in Note 7 of the notes to our audited consolidated financial statements as of and for the fiscal year ended January 31, 2013 and Note 10 of the notes to our condensed consolidated financial statements as of and for the three and nine months ended October 31, 2013, in August 2011 we were notified by the U.S. Internal Revenue Service (“IRS”) that our U.S. federal income tax return for the tax year ended January 31, 2010 had been selected for examination, and in December 2011 the IRS added our tax return for the tax year ended January 31, 2011 to its examination.

During the third quarter of fiscal 2014, the IRS completed its field examination of the Company’s U.S. federal income tax returns for the tax years ended January 31, 2010 and 2011. On December 3, 2013, the IRS proposed certain adjustments relating to the value of intellectual property sold by the Company to an Irish affiliate during the Company’s tax year ended January 31, 2010. The proposed adjustments to its reported tax positions would increase the Company’s cumulative tax liability, including interest and penalties by approximately $92.4 million. The Company disagrees with the proposed adjustments. Based on the Company’s view of the merits of the position taken by the IRS in its proposed adjustments and on discussions with its tax advisors, the Company has concluded that recording a liability for these proposed adjustments is not currently required.  The Company intends to contest the proposed adjustments and is working with its outside tax advisors and the IRS to resolve this dispute in a timely and effective manner.

Although the Company believes that the estimates of income taxes payable included in its financial statements are reasonable, no assurance can be given that the Company will prevail in the final resolution of the proposed adjustments and, in addition, the Company may determine to settle the matter for business or other reasons for an amount in excess of any tax liability that the Company believes is owed.  As a result, the actual income taxes payable by the Company may differ from what is reflected in the Company’s historical income tax provisions and accruals and such differences could be material. If the IRS prevails or the Company determines to settle the matter, a cash payment could be required, thereby negatively and adversely impacting the Company’s financial condition, results of operations and cash flows.  The Company will continue to reassess the adequacy of its existing tax reserves as the matter progresses and, through that process, the Company may determine the need to increase its existing reserves by a material amount.

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

SSI INVESTMENTS II LIMITED

Date: December 13, 2013	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of SSI Investments II Limited’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SSI Investments II Limited’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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