Form 10-K
period 2014-01-31
SSI Investments II Ltd
filed 2014-04-08
CIK 1501919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)


☑	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2014
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

As of April 8, 2014, the registrant had 534,513,271 shares of common stock outstanding, par value $1.00 per share, all of which are owned by SSI Investments I Limited, the registrant’s parent holding company, and are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

SSI INVESTMENTS II LIMITED

FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2014

INDEX

		PAGE
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	51
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions, and Director Independence	70
Item 14.	Principal Accountant Fees and Services	71
PART IV
Item 15.	Exhibits and Financial Statement Schedules	72
Signatures		73
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

On March 14, our indirect parent company, SSILuxco S.a.r.l., entered into a definitive agreement to sell Skillsoft to funds managed by Charterhouse Capital Partners LLP.

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

Skillsoft currently serves over 6,000 customers and more than 19,000,000 learners around the world.

Our solutions map to a variety of broad topic areas including leadership development, business skills, personal effectiveness, IT certification, application development, security, project management and compliance, as well as more targeted areas of interest like finance and engineering. We believe all of these topics represent important skills required of employees in increasingly dynamic and complex work environments. Our compliance solution includes legal, environmental, safety & health, and food service compliance offerings, and as of 2013 is supported by a dedicated sales and product development team. Within each solution area, we offer formal and informal learning options. Our courseware, virtual practice labs and live events provide learners the ability to gain the knowledge they need to perform their jobs and prepare for many popular professional certifications. Books24x7®  online reference materials and video content products offer just in time answers and on-the-job performance support. All content solutions are available via a computer and the Internet–and many via mobile devices–at any time or anywhere that you may need it.

Our platform offerings are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our Skillport® learning management system (LMS) is designed to be a flexible, scalable, cloud-based platform that can be rapidly implemented to meet the needs of a variety of business enterprises, and we work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other platform and technology assets that allow our customers to tailor our content to better fit with their business requirements. Our Skillsoft Dialogue Design™ editor tool is focused on the rapid assembly and delivery of effective online learning sessions. Our Skillsoft Advantage and KnowledgeCenter™ portals are targeted learning access points that provide audiences instant contact to trusted, relevant content that is specific to their job role. Some of our short-form content, such as Books24x7®, and our Leadership Channel™ and “IT & Desktop” video collections, as well as our Business Skills Courseware Collection™, can be accessed and/or played on mobile devices, including tablets and smart phones.

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

Skillport: Our Skillport® LMS provides an engaging, reliable, flexible, and cost-effective way for organizations to deploy and manage their elearning programs. Using our Skillport LMS, customers can leverage the benefits of the multi-modal learning approach and deploy both robust and targeted learning solutions rapidly and on a global basis. Skillport 8–our next generation of learning platform–connects formal, informal, and collaborative learning within a highly engaging and visual user experience allowing learners to manage their learning from tablets as well as key features from their smartphone. Skillport’s search and refinement capability allows learners to find relevant learning assets on the system with a single, unified search, or they can refine searches based on filters and even asset specific characteristics. Skillport’s community features, formally referred to as inGenius®, allow organizations to securely empower their employees to contribute user-generated content in the form of notes, comments and ratings, and discover knowledgeable colleagues by searching social profiles.

Through a variety of integration tools, Skillport can connect with other key business systems such as HRIS, Talent Management and even with other LMS products. The Skillport LMS is available as a cloud-based solution, supporting the growing demand for reliable, scalable and secure elearning with a low-cost, low IT-burden model.

Skillsoft Dialogue Design: Our Skillsoft Dialogue Design™ platform has been designed for the rapid assembly and delivery of sophisticated on-demand learning sessions. With Dialogue Design, subject matter experts can leverage existing training materials such as PowerPoint slides, Word or PDF documents, Excel spreadsheets and Flash files to rapidly create and deploy training materials. Dialogue Design allows the creation of custom recordings, including tests to validate knowledge transfer, and directly publish to Skillport. With our latest release, Dialogue Design 6.0, users are able to create content deployable, via Skillport, to their Smartphone, tablet and desktop.

Skillsoft Advantage: Our Skillsoft Advantage™ portals are pre-packaged, user-friendly learning solutions that target audiences with instant access to a trusted, highly intuitive and practical resource for building a greater understanding of key business competencies. Skillsoft Advantage products released thus far include Leadership Advantage™ with 41 leadership competencies, Professional Advantage™ with 25 business individual contributor competencies and Sales Advantage™ with 20 professional sales competencies. Skillsoft Advantage portals present compelling content from key industry thought leaders via a combination of assets designed to appeal to the respective audience for each Skillsoft Advantage product. These assets include targeted “Key Concept” articles, QuickTalk™ videos from Skillsoft's Leadership Channel™, ExecSummaries™ and ExecBlueprints™ briefs, rich-media case studies and “Challenge” activities. Skillsoft Advantage solutions also include resources designed to help learners assess their skills through a post test, as well as activities to apply their new skills. With the recent addition of Skillsoft’s inGenius® social collaboration technology, leaders can also use the Skillsoft Advantage portals to communicate and collaborate with peers within their organization. Each learning track is designed with the users’ busy schedules in mind, and while the formal path through the content is two hours, the majority of assets contained in the Skillsoft Advantage portals are 3-8 minutes in duration, and available on the go. Selected tracks within the Leadership Advantage are available in German and French. Customers often utilize the KC Editor to adapt portals in order to customize for their own specific needs by including company branding, content, and to align to the competencies defined for their organization.

Business Impact Series: The Business Impact Series™ video vignette titles are 5-10 minute audio-driven dramatizations of workplace business problems and related solutions. Innovative uses of video and Adobe Flash technology present realistic characters and scenarios that depict a wide range of business and professional development topics that learners can apply to their specific jobs.

Challenge Series: The Challenge Series™ scenario-based titles are media-rich interactive case studies focused on content analysis, problem solving and decision making. Each Challenge Series title presents learners with a specific objective or goal, along with related discovery material and multiple potential solutions. Learners are "challenged" to analyze the business problem and the discovery material, select one of several potential solutions and then defend, justify or further explain their selections by answering questions about the selected outcome.

Business Skills Courseware Collection: Business Skills Courseware Collection™ includes more than 2,430 courseware titles encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources subject areas. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through an interactive role playing teaching tool; case studies and transfer of learning into practice through online job aids, follow-on activities and SkillBriefs™ learning summaries. Many courses are an hour or less in length. In many of our most popular Business Skill courses, full motion video is used to enhance the realistic modeling and practice of interpersonal skills and behaviors. Blended Learning Resources have been added to many of our most popular titles to support customers who want to use our courses as part of a blended program. Customers can leverage these new resources to develop classroom activities and learning experiences based on our course material. Our Business Skills Courseware Collection also supports many popular and sought-after business certifications including PMI's PMP and CAPM certifications; PHR and SPHR certifications; ASQ's Six Sigma Green Belt and Black Belt certifications and IIBA's Certified Business Analysis Professional. This collection also includes our Business Impact Series and Challenge Series media-rich titles.

IT Skills Courseware Collection: The IT Skills Courseware™ Collection includes more than 2,200 Courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, IT security, enterprise database systems and Web design subject areas. It also supports more than 100 current IT professional certification exams. In most instances, these certification-aligned courses include access to online mentoring. Skillsoft has transitioned in more recent years from a traditional model of course development to one that capitalizes on the expertise of subject matter experts and instructors. This expert-driven model has proved particularly satisfactory to the target audience of IT professionals, largely due to the more casual presentation style along with value-add tips and experience-based insights. All IT courses continue to feature strong visual design and reinforcement of learning transfer via strategically placed practice questions, lab exercises, simulations and self-assessed exercises.

Desktop Skills Courseware Collection: Our Desktop Skills Courseware™ Collection includes more than 1,200 Courseware titles to assist professionals who rely on standard desktop applications. Our desktop solutions are designed for day-to-day performance support, as well as supporting major corporate software migrations.

Compliance Courseware Collection: Our Compliance Courseware Solution includes 5 focus areas: Legal Compliance, Federal Government Compliance, Environmental Safety and Health (“ES&H”) Compliance, Food and Alcohol Safety, and U.K. Adult Social Care and Hospitality. Our entire Legal Compliance Collection contains a total of 92 courseware titles in 15 languages. The titles in the collection address the needs of customers as they work towards maintaining compliance with various global laws, regulations and case law that govern the workplace. This year, 8 new courseware titles, including a customizable Code of Conduct solution, have been developed for the global market. Within the collection, there are 6 courseware titles localized for the U.K. (one translated into German), 4 courseware titles localized for Canada (all of which have been translated into French Canadian), and 2 courseware titles localized for Germany (2 translated into German). The Federal Government Compliance Collection, which includes 17 courseware titles, addresses legal compliance issues that are of interest to employees of U.S. federal agencies. The ES&H Compliance Collection addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA) and the Department of Transportation (DOT). Our ES&H courses are designed for use by the "hardhat and safety glasses" industries. We offer over 300 ES&H courseware titles in 5 languages. Our U.S. Food and Alcohol Safety Collection is developed for use by food handlers and managers as well as alcohol beverage servers. This collection contains 3 courseware titles (12 modules) for the U.S. Foodservice Industry. Finally, the U.K. Adult Social Care and Hospitality Collection contains over 127 courseware titles for use exclusively in the U.K. Adult Social Care and Hospitality industries.

Online Mentoring: This service is offered for over 80 current certification exams for IT professionals, end-user technologies, security, ITIL, Six Sigma and project management skills. We have over 20 on-staff certified technical experts (CTEs) who average over 20 current certifications each, available 24 hours a day, seven days a week (24x7) for 25 of our most popular certification exams. In addition to the 25 plus exams that have 24x7 mentoring, experts are also available online Monday through Friday, 9 a.m. to 5 p.m. EST, for more than 55 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

Books24x7: Our Books24x7® offerings include more than 34,000 unabridged professional reference books and reports from more than 780 book publisher imprints that are available to online subscribers through the Books24x7® online library. The content is made available in over a dozen English-language collections as well as German, French and Spanish collections. Some of the most popular collections include ITPro® for IT professionals, BusinessPro® for business professionals (which also contains audio books) and ExecSummaries™ (which provides access to summaries of leading business books). Specialty collections include EngineeringPro® for engineers, AnalystPerspectives™ for subscribers that need access to IT and telecommunications research, and FinancePro™ for finance and accounting professionals. Subscribers can perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving.

Executive Content: The Books24x7® online library includes executive level offerings that give busy executives the insight they value in formats that fit their busy schedules. The ExecSummaries™ Collection provides concise summaries of today's best-selling business books. The ExecBlueprints™ executive white papers provide near-term, actionable information on key business topics and are bylined by leading C-level executives from prominent global companies. Most ExecSummaries™ and ExecBlueprints™ articles can be read on screen, printed or downloaded in MP3 format for portable listening.

Leadership Channel: The Leadership Channel™ offering includes a collection of more than 4,200 live and on-demand video learning presentations featuring best-selling business authors, experts and executives. The Leadership Channel™ presentations are designed to cover formal and informal learning needs of an organization through video programs covering the following topical areas including the following: management and leadership, change and innovation, communication, marketing and sales and business strategy. This collection is ideal for both individual and group learning experiences, including use as meeting starters, one-on-one coaching, integration in instructor-led training and facilitated learning sessions.

The collection also includes both action-based and story-based video formats that appeal to different types of learners and situations. The action-based video collection (formerly Leadership Development Channel) offers advice from best-selling business authors and executives in an instructional design format that is application-based to drive immediate results. The story-based videos (formerly 50 Lessons™, acquired by Skillsoft in February 2011) feature interview presentations that impart key business lessons from some of the world’s most recognized global business leaders.

Skillsoft IT and Desktop Videos: Skillsoft IT and Desktop Videos™ are short, 3-5 minute videos covering a variety of desktop and IT topics. Compliments to courseware content, the Skillsoft IT and Desktop Videos highlight specific tasks and features, and are intended for users that are familiar with the software or hardware applications. Subject matter experts from around the world present the topics in a professional and engaging manner. There are currently over 4,000 videos covering nearly 100 topics, giving learners the support they need when they need it.

Live Learning: Our Live Learning™ virtual classroom offering is a derivative of traditional instructor-led technical training. However, rather than gathering students in one physical locale, instructor lectures are broadcast to participants anywhere via the Internet. The Live Learning classes are taught over three weeks as six, three-hour Web-delivered lectures. The classes are taught by heavily-credentialed expert instructors. Hands-on labs are performed by students independently between lectures, with online mentors accessible to assist, if needed, depending on the course being taken. Recorded versions of lectures are available on-demand for review or if a learner misses any scheduled live lecture.

Virtual Practice Labs: Skillsoft Virtual Practice-Labs can mirror almost any hardware or software configuration—enabling IT professionals to build critical technology skills in safe, virtual environments.

Interskill Learning: In partnership with Interskill Learning, Skillsoft offers an extensive curriculum of Interskill mainframe courses, ensuring a convenient and engaging learning experience for mainframe computing personnel.

CrossKnowledge: In partnership with CrossKnowledge, a leading elearning solutions provider emphasizing management and leadership development, Skillsoft makes their solutions available for clients in the United States and Canada.

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

We believe that elearning solutions present a significant opportunity for business organizations to cost-effectively deliver training and performance support resources for their employees while maintaining a higher level of productivity of their work force. This is especially true as organizations become more global, virtual and geographically dispersed. Elearning solutions can improve on the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees' time. In addition, elearning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, elearning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, elearning solutions provide access via computer to content anytime, anywhere over the Internet and in the exact amount required by each individual learner.

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

Learning Design for Business Skills, Compliance and ES&H

Our Business Skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance. Other content areas, such as communication skills, are "softer," or more behaviorally-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. Our selection of strategies includes narrated animation, explorable graphics, case studies, and video-based scenarios and Roleplay® exercises. Sufficient practice of all tested learning objectives within the instructional topics allows learners to review or clarify key teaching points before taking a scored and tracked test. Testing most commonly occurs at the lesson or course levels, ensuring learners assess longer term memories versus quick memorization skills. In addition, we have a strong commitment to as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels.

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

These features include:

Learning Management System: Learning management systems are key enabling technologies that permit users to access a wide variety of learning content resources over the Web, including courseware, simulations, the Books24x7® online library, video content, online mentoring, SkillBriefsTM learning summaries, job aids and TestPrepTM certification practice tests. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using the Skillport® system’s learning program capabilities. Our Skillport® LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a cloud-based solution, the Skillport® LMS offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2014, there were more than 3,500 active Skillport® customer sites. In addition to our Skillport® platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards.

Skillport® Search Technology: This key component of the Skillport® LMS allows users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various Skillsoft courses, books, TestPrepTM practice exams and online mentoring services available to the learner with a single search query. Customer content published to, and managed by the Skillport® LMS is also included in the search results. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences.

Skillport® LMS Customer Content Support: Customer content support allows customers to track, manage and search custom courses, as well as Microsoft Word, PowerPoint, Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates and customized training within a comprehensive learning database. The Skillport® LMS also supports off-the-shelf and custom courseware from third-party providers, as long as the content is designed to conform to our supported open standards and meets our custom content support guidelines. Skillsoft also offers services to assist customers in creating and publishing proprietary custom courseware and other content using Skillsoft’s and third parties’ authoring technologies.

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

The Books24x7® online library, as well as the Leadership ChannelTM video products licenses, give users access to the full library within one or more collections (ITPro™, BusinessProTM, FinanceProTM, OfficeEssentialsTM, etc.). The pricing for our Books24x7® library and Leadership Development ChannelTM products licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

Sales and Marketing

As of January 31, 2014, our products were sold in 83 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small- to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets. We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

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

We have an office in the United Kingdom that serves as the hub of our Europe and Middle East sales operations. We also have sales personnel in Australia, Singapore, New Zealand, and India who support our Asia-Pacific operations. In order to accelerate our worldwide market penetration, our sales strategy includes developing relationships to access indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

We have telesales groups in several locations globally, including Scottsdale, Arizona; Rochester, New York; Knoxville, TN, the United Kingdom, Germany and Fredericton, New Brunswick, Canada, which have been established to target opportunities with small- to medium-sized businesses.

Our marketing organization utilizes a variety of programs to support our global sales team. Our marketing programs include:

•	customer user group events;
•	product and strategy updates with industry analysts;
•	public relations activities resulting in press releases and articles in trade press as well as speaking engagements at industry events;
•	print advertising in trade publications;
•	printed promotional materials and direct mail;
•	online marketing in the form of Web banners, content syndication, e-mail sponsorships, newsletters and key-word buying on search engines;
•	a marketing automation system that allows us to track the effectiveness of various online marketing campaigns and website activities; and
•	events, seminars and trade shows.

No customer accounted for more than 2% of our revenue for the fiscal year ended January 31, 2014. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Backlog

Backlog is reported at the end of each fiscal year, and as of January 31, 2014, we had a non-cancelable backlog of approximately $340.9 million, as compared to $326.8 million as of January 31, 2013. Backlog is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during the upcoming fiscal year. The amount scheduled to amortize into revenue during the fiscal year ended January 31, 2015 is disclosed as "backlog" as of January 31, 2014. Amounts to be added to deferred revenue during the fiscal year ended January 31, 2015 include subsequent installment billings for ongoing contract periods as well as billings for committed contract renewals.

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

Application Engineering. We have application engineers available to assist customers with the technical aspects of installing, deploying and integrating our products. These engineers assist in evaluating the customers' network environment and integration opportunities to ensure that our products are easily accessible to users. The application engineers assist with the integration of our products with customer portals, enterprise software systems and any third party LMS they have installed to ensure they will interoperate successfully.

Learning Consulting. We employ learning consultants to assist customers in planning and implementing best practices for elearning program success. These individuals assist with the implementation of pilot programs, aligning programs to business priorities, and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with elearning end users and measuring return on investment for our products. Our learning consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.

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

Competition

The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	the expected growth of this market will attract new entrants;
•	our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates; and
•	the tremendously fragmented nature of the competitive landscape, including many competitors in each of the elearning, online reference and video segments of the market.

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
•

suppliers of online corporate education and training courses, including: Cengage, Harvard Business Publishing, SAI Global, PDI Ninth House, Lynda.com, Pluralsight, Corpedia, Inquestra, RGI Learning, The Projects Group, NAVEX Global, LRN Compliance Solutions, Vivid Learning Systems, Kesdee, Zoologic, The Quality Group, Underwriters Laboratory, K Alliance, Kaplan, QuickCert and many more;

•

our Books24x7® business competes with companies such as Safari Books Online, a joint venture between Pearson Technology Group and O'Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more Books24x7® library collections include EBSCO, Knovel, and getAbstract; and

•

with our Skillport® LMS platform, we compete with other suppliers of LMS products, including talent management companies who offer LMS products, such as SumTotal, Saba, Oracle, SAP, IBM, Cornerstone OnDemand, Blackboard, CertPoint, Geometrix, LearnShare, Meridian Knowledge Solutions, NetDimensions, Operitel, RWD Technologies, SilkRoad and TechnoMedia, and many others. Skillsoft also maintains several different types of partnering and integration relationships with some of these LMS platforms.

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

Product Development

We believe that the development of effective technology-enabled learning solutions requires the convergence of source material, instructional design methodologies and computer technology. When developing a new learning path or product, we first obtain intellectual property (IP) from our content partners (or other subject matter experts), existing courses and product reference materials. Our design and development teams then define the user-focused performance objectives and select the content, instructional strategies, learning activities and assessments appropriate for the intended learning outcomes. This process includes the creation of design documents, scripts and, in some cases, storyboards to document the planned sequence, instructional flow and interactive presentation and practice strategies. The design and development team includes subject matter experts, learning designers, technical writers and developers, graphic designers, animators, editors and quality assurance reviewers. After final assembly or integration of all course components into a completed course, we test to ensure all functional capabilities work as designed, and deliver the desired learning experience and result.

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

Product development expenses were approximately $55.6 million, $58.3 million, and $56.5 million, for the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

Proprietary Rights

We believe that proprietary technology forms an important or valuable part of most of our Business Skills and IT Skills CoursewareTM learning title offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have 9 United States patents and 29 foreign patents relating to computer-based training technologies and methods, and 3 United States and foreign patent applications pending relating to computer-based training technologies and methods. We also have 2 nationalized Patent Cooperation Treaty applications.

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

Skillsoft®, the Skillsoft logo, Books24x7®, Skillport®, SkillChoice®, RolePlay®, Express Guide®, SkillBlend®, ITPro, BusinessPro, OfficeEssentials, GovEssentials, EngineeringPro, FinancePro, AnalystPerspectives, Well-BeingEssentials, ExecSummaries, ExecBlueprints, inGenius®, Dialogue, Element K®, Quickskill, LiveEquations®, SkillStudio®, The Skillsoft Learning Growth Model®, Skillsoft Leadership Advantage, Skillsoft Professional Advantage, Skillsoft Sales Advantage, Skillsoft Advantage, Leadership Channel, Quicktalk, SkillSim, SkillBriefs, Live Learning, Business Impact Series and Search & Learn® are trademarks or registered marks of Skillsoft or its subsidiaries that are used in connection with the operation of our business. Skillsoft and its subsidiaries have registered trademarks in the United States and in various other countries.

Employees

As of January 31, 2014, we employed 1,400 people globally.

At January 31, 2014, 436 employees were engaged in sales, sales operations, sales management, marketing, sales training and telesales, 184 were in finance, administration, business applications, corporate development and IT, 341 employees were in customer service and support, application engineering, business process improvement and services and 439 were in product development, custom solutions, mentoring, product management, production and hosting.

As of January 31, 2014, 776 employees were located in the United States and 624 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

As a result of the Acquisition, the acquisition of Element K and the acquisition of MindLeaders, we have incurred substantial debt and we are highly leveraged. The following chart shows our level of indebtedness as of January 31, 2014:

January 31, 2014
(dollars in millions)
Senior Credit Facilities	$415.9
11.125% Senior Notes due 2018	310.0
Total	$725.9

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our 11.125% Senior Notes due 2018 (“Senior Notes”);
•	increasing our vulnerability to general economic and industry conditions;
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

At January 31, 2014, we had approximately $415.9 million of debt outstanding under our Senior Credit Facilities, which bear interest based on a floating rate index with a minimum rate of 1.25%. A 0.125% increase to a floating rate greater than 1.25% could cause our annual interest expense to increase by approximately $0.5 million.

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

A NOTEHOLDER’S RIGHT TO RECEIVE PAYMENTS ON THE SENIOR NOTES IS EFFECTIVELY JUNIOR TO THOSE LENDERS WHO HAVE A SECURITY INTEREST IN OUR ASSETS.

Our obligations under the Senior Notes and our guarantors’ obligations under their guarantees of the Senior Notes are unsecured, but our obligations under our Senior Credit Facilities and each guarantor’s obligations under their respective guarantees of the Senior Credit Facilities are secured by a security interest in substantially all of our and our immediate parent’s tangible and intangible assets, including our stock and the stock and the assets of certain of our current and future subsidiaries. As of January 31, 2014, we had $725.9 million in outstanding debt on our consolidated balance sheet, of which $415.9 million is secured, and $40.0 million of available unused borrowing capacity under the revolving portions of our Senior Credit Facilities.

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

The indenture governing the Senior Notes requires that each of our restricted subsidiaries (other than immaterial subsidiaries and certain other excluded subsidiaries) that guarantees the obligations under the Senior Credit Facilities or certain of our other indebtedness also become a guarantor of the Senior Notes. Our other subsidiaries are not required to become guarantors of the Senior Notes under the indenture governing the Senior Notes. The terms of the Senior Credit Facilities, including the provisions relating to which our subsidiaries guarantee the obligations under the Senior Credit Facilities, may be amended, modified or waived, and guarantees thereunder may be released, in each case at the lenders’ discretion and without the consent or approval of noteholders. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Senior Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries is effectively senior, in respect of the assets of such subsidiaries, to claims of noteholders. As of January 31, 2014, the non-guarantor subsidiaries have no outstanding indebtedness.

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

DEMAND FOR OUR PRODUCTS AND SERVICES IS ESPECIALLY SUSCEPTIBLE TO GENERAL GLOBAL MARKET AND ECONOMIC CONDITIONS.

Weakness in the United States, the European Union and/or worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. Companies may not view training products and services as critical to the success of their businesses. If these companies continue to experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forgo education and training expenditures before limiting their other expenditures or in conjunction with lowering other expenses. In addition, during economic downturns, customers may slow the rate at which they pay vendors or may become unable to pay their debts as they become due, which would have a negative effect on our results.

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

OUR WORLDWIDE OPERATIONS ARE SUBJECT TO RISKS THAT COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenue and are subject to inherent risks, including:

•	difficulties or delays in developing and supporting non-English language versions of our products and services;
•	political and economic conditions in various jurisdictions;
•	difficulties in staffing and managing foreign subsidiary operations;
•	longer sales cycles and account receivable payment cycles;
•	multiple, conflicting and changing governmental laws and regulations;
•	foreign currency exchange rate fluctuations;
•	protectionist laws and business practices that may favor local competitors;
•	difficulties in finding and managing local resellers;
•	potential adverse tax consequences;
•	the absence or significant lack of legal protection for intellectual property rights; and
•	our smaller presence in particular markets, small number of sales people and small number of products localized.

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

Investment funds controlled by Berkshire Partners LLC ("Berkshire Partners"), Advent International Corporation ("Advent") and Bain Capital Partners, LLC ("Bain Capital" and, together with Berkshire Partners and Advent, the "Sponsors") generally control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the Senior Notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the Senior Notes. On March 14, our indirect parent company, SSILuxco S.a.r.l., entered into a definitive agreement to sell Skillsoft to funds managed by Charterhouse Capital Partners LLP.

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

OUR TAX RETURNS AND POSITIONS ARE SUBJECT TO REVIEW AND AUDIT BY TAXING AUTHORITIES, AND ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME OR OTHER TAX RETURNS, INCLUDING THE ONGOING AUDIT BY THE INTERNAL REVENUE SERVICE OF OUR U.S. FEDERAL INCOME TAX RETURNS FOR THE TAX YEARS ENDED JANUARY 31, 2010 AND 2011, COULD EXPOSE US TO GREATER THAN ANTICIPATED TAX LIABILITIES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

We are subject to income taxes in Ireland, the United States and numerous other jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our tax returns are routinely subject to audit and review by the relevant  taxing authorities, and such audits and reviews may result in additional taxes, interest and penalties, which could adversely impact our financial condition, results of operations or cash flows.

As described in Note 7 of the audited consolidated financial statements for the fiscal year ended January 31, 2014, in August 2011 we were notified by the U.S. Internal Revenue Service (“IRS”) that our U.S. federal income tax return for the tax year ended January 31, 2010 had been selected for examination, and in December 2011 the IRS added our tax return for the tax year ended January 31, 2011 to its examination.

During the third quarter of fiscal 2014, the IRS completed its field examination of the Company’s U.S. federal income tax returns for the tax years ended January 31, 2010 and 2011. On December 3, 2013, the IRS proposed certain adjustments relating to the value of intellectual property sold by the Company to an Irish affiliate during the Company’s tax year ended January 31, 2010. The IRS proposed adjustments to our reported tax positions would increase the Company’s cumulative tax liability, including interest and penalties by approximately $92.4 million. The Company disagrees with the proposed adjustments and on January 30, 2014 provided to the IRS its formal protest and request that the matter be heard by an IRS Appeals Officer. Based on the Company’s view of the merits of the position taken by the IRS in its proposed adjustments and on discussions with its tax advisors, the Company has concluded that recording a liability for the proposed adjustments related to the above issue is not required.  The Company expects to continue to contest the proposed adjustments and is working with its outside tax advisors and the IRS to resolve this dispute in a timely and effective manner.

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

We are unable to predict the outcome of this or any other tax audit or its potential impact on our operating results or financial position. Regardless of the outcome, we may incur substantial costs and the diversion of management time and attention resulting from the IRS examination, which could potentially have an adverse effect on our financial condition, results of operations and cash flows. We will continue to reassess the adequacy of our existing tax reserves as the examination progresses and, through that process, we may determine the need to increase our existing reserves by a material amount.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 69,382 square feet. We have one lease for 43,982 square feet of space and a second for 25,400 square feet of space. The leases for both locations have been extended to June 2019 and September 2014, respectively. In addition to our United States headquarters, our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; Knoxville, Tennessee; Rochester, New York; Fredericton, New Brunswick, Canada; and Scottsdale, Arizona.

Our worldwide headquarters are located in Dublin, Ireland, where we currently lease and occupy a 20,458 square foot facility, which primarily houses our main content development center.

In Norwood, Massachusetts, we currently lease and occupy 6,570 square feet. This facility houses the operations of our Books24x7® product development team under a lease that expires in May 2016.

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

We also lease sales offices in a number of other countries including the United Kingdom, Germany, Austria, India, Singapore and Australia, and we lease a development office in Belfast, Northern Ireland.

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

Shareholders

There was one owner of record of our ordinary shares as of January 31, 2014.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended January 31, 2012, 2013 and 2014, and the selected consolidated balance sheet data as of January 31, 2013 and 2014 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended January 31, 2010 and the period from February 1, 2010 through May 25, 2010, the period from May 26, 2010 through January 31, 2011, and the selected consolidated balance sheet data as of January 31, 2010, 2011 and 2012, have been derived from other audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in any future period.

	PREDECESSOR		SUCCESSOR (1)
	Year Ended January 31, 2010	February 1, to May 25, 2010	May 26, 2010 to January 31, 2011	Year Ended January 31, 2012	Year Ended January 31, 2013	Year Ended January 31, 2014
	(In thousands)
Revenues	$314,968	$97,538	$149,673	$329,129	$379,949	$413,588
Cost of revenues	29,436	9,226	19,618	31,989	38,010	38,186
Cost of revenues - amortization of intangible assets	128	40	43,678	66,050	60,603	54,748
Gross profit	285,404	88,272	86,377	231,090	281,336	320,654
Operating expenses:
Research and development	43,764	17,131	31,887	55,626	58,260	56,467
Selling and marketing	95,594	40,378	61,407	119,575	140,864	136,271
General and administrative	34,724	21,828	22,478	33,418	48,062	41,388
Amortization of intangible assets	8,117	1,137	29,347	66,350	63,137	54,746
Acquisition related expenses	-	15,063	22,639	3,500	4,010	1,445
Merger and integration related expenses	-	-	-	4,516	13,193	2,933
Restructuring	49	-	-	2,723	4,497	2,931
Total operating expenses	182,248	95,537	167,758	285,708	332,023	296,181
Operating income (loss)	103,156	(7,265)	(81,381)	(54,618)	(50,687)	24,473
Other (expense) income, net	(943)	385	(1,619)	(1,419)	(131)	(505)
Interest income	269	95	66	154	906	893
Interest expense	(7,553)	(3,723)	(48,834)	(62,006)	(65,771)	(64,061)
Income (loss) before provision (benefit) for income taxes	94,929	(10,508)	(131,768)	(117,889)	(115,683)	(39,200)
Provision (benefit) for income taxes	23,561	(1,894)	(12,678)	(17,550)	(18,565)	(9,797)
Net income (loss) before discontinued operations	$71,368	$(8,614)	$(119,090)	$(100,339)	$(97,118)	$(29,403)
Income (loss) from discontinued operations, net of income taxes	-	-	-	192	(165)	1
Net income (loss)	$71,368	$(8,614)	$(119,090)	$(100,147)	$(97,283)	$(29,402)

(1)

Consolidated statement of operations information for the period from May 26, 2010 through January 31, 2011, the fiscal year ended January 31, 2012, 2013 and 2014 are not comparable to preceding periods due to the acquisition of Skillsoft PLC on May 26, 2010.

	PREDECESSOR		SUCCESSOR (2)
	As of January 31, 2010	As of January 31, 2011	As of January 31, 2012	As of January 31, 2013	As of January 31, 2014
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,241	$35,199	$28,908	$39,048	$75,936
Working capital (deficit)	30,065	(56,285)	(70,999)	(91,365)	(43,672)
Long-term investments, deferred tax assets, net & other assets	58,962	26,048	25,430	32,535	17,678
Total assets	586,231	1,392,987	1,430,566	1,392,428	1,321,487
Long-term debt	83,500	622,973	712,309	755,034	717,156
Shareholder's equity	251,160	427,823	328,987	245,400	218,122
(2) Balance sheet data as of January 31, 2011, 2012, 2013 and 2014 are not comparable to preceding periods due to the acquisition of Skillsoft PLC on May 26, 2010

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during each of the three fiscal years in the period ending January 31, 2014 met the requirements for capitalization.

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

Merger and integration related expenses primarily consist of salaries paid to Element K and MindLeaders employees for transitional work assignments and facility costs for leased space only expected to be utilized for a short term during the transition period. These costs are being incurred to support systems and process integration activities.

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

Business Outlook

In the fiscal year ended January 31, 2014, we generated revenue of $413.6 million as compared to $379.9 million in the fiscal year ended January 31, 2013. We reported a net loss in the fiscal year ended January 31, 2014 of $29.4 million as compared to a net loss of $97.3 million in the fiscal year ended January 31, 2013.

The net loss for the fiscal years ended January 31, 2013 and January 31, 2014 was primarily driven by the activities resulting from, and related to, the Acquisition, the acquisition of Element K and the acquisition of MindLeaders. The significant components related to the Acquisition, the acquisition of Element K and the acquisition of MindLeaders include the following as of January 31, 2012 , January 31 2013 and January 31, 2014 (amounts in millions):

	Fiscal Year Ended January 31,
	2012	2013	2014
Impact to reductions to deferred revenue in purchase accounting	$16.5	$15.9	$6.6
Amortization of intangible assets related to content and technology	66.1	60.6	54.7
Impact to reductions to prepaid commissions in purchase accounting	(1.4)	(1.3)	(0.3)
Impact to reductions to prepaid royalties in purchase accounting	(2.0)	(2.0)	(0.2)
Amortization of intangible assets	66.4	63.1	54.7
Acquisition related expenses	3.5	4.0	1.4
Merger and integration related expenses	4.5	13.2	2.9
Restructuring	2.7	4.5	2.9
Interest expense from borrowings	62.0	65.8	64.1
Total of acquisition and acquisition related activities	$218.3	$223.8	$186.8

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

During the fiscal year ending January 31, 2015, we will continue to focus on revenue generation primarily by:

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

We generally bill the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial term commencement date or anniversary date for multi-year license agreements to our customers. To the extent that a customer is given extended payment terms (defined by us as having a significant portion of an annual installment fee due greater than six months from the initial term commencement date or anniversary date for multi-year license agreements), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.

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

We record reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for the fiscal year ended January 31, 2014.

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

Our contracts often include an uptime guarantee for solutions hosted on our servers whereby customers may be entitled to credits in the event of non-performance. We also retain the right to remedy any non-performance event prior to issuance of any credit. Furthermore, our contracts contain standard warranty and indemnification coverage to our customers. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and, should these costs become substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company has determined that it is comprised of one reporting unit for purposes of evaluating potential impairment of goodwill. In the annual goodwill assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. The enterprise valuation analysis utilizes a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepare detailed annual projections of future cash flows over a period of six fiscal years, or the “Projected Financials.” We estimate the total value of the cash flow beyond the final fiscal year by applying a multiple to the final projected fiscal year EBITDA, or the “Terminal Year.” The cash flows from the Projected Financials and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, we perform an analysis to identify a group of publicly-traded companies that are comparable to our Company or that we believe operate in industries similar to our own. We calculate an implied EBITDA multiple (enterprise value/EBITDA) and an implied revenue multiple (enterprise value/Revenue) and apply a weighted average of the two for each of the guideline companies and select the appropriate multiple to apply to our EBITDA and revenue depending on the facts and circumstances.  If the estimated fair value of the reporting unit exceeds the respective carrying value of the reporting unit’s assigned assets and liabilities, no impairment is recorded and no further analysis is performed. Based upon our fiscal 2014 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions, we determined our reporting unit’s estimated fair value is substantially in excess of the carrying value and management has concluded that the reporting unit is not at risk of failing step one of the goodwill impairment analysis. In addition, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

Share-Based Compensation

On November 16, 2010, the Manager of SSILuxco II S.A. (“Luxco II”), a Luxembourg entity which is an indirect parent of the Company, adopted the SSILuxco II S.A. 2010 Equity Incentive Plan (the “2010 Plan”) to advance the interests of Luxco II and its subsidiaries by providing Luxco II with the right to grant equity-based awards to eligible participants (i.e., key employees and directors of, and consultants and advisors to, Luxco II and/or its subsidiaries). Options granted under the 2010 Plan become exercisable based on a combination of service-, performance- and market-based vesting conditions. Share-based compensation expense is recognized on service-based option grants over the requisite service period. In the fourth quarter fiscal 2013, we recognized $14.2 million of share-based compensation expense within research and development, selling and marketing and general and administrative expenses, which includes $8.1 million of share-based compensation attributable to services performed in prior periods, which should have been recognized in those periods. The correction of the cumulative expense to date in the current period was not considered material to our current or prior consolidated financial statements. In the fiscal year ended January 31, 2014,  we recognized $6.1 million of share-based compensation expense within research and development, selling and marketing and general and administrative expenses.

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

The fair value of the Luxco II shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The Board of Directors, in conjunction with the compensation committee of the general partner of our ultimate parent, SSI Pooling, L.P., and SSILuxco II, felt this most accurately represented fair market value due to the close timing proximity between the issuance of the share-based payments and the Acquisition. This assertion was supported by a contemporaneous valuation to estimate the fair value of our ordinary shares in connection with the issuance of share-based payment awards. We performed a valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during each of the three fiscal years in the period ending January 31, 2014 using a similar methodology that was used in the previous periods following the Acquisition. We relied on this valuation analysis in determining the fair value of the share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

The valuation analysis of our ordinary shares utilizes a combination of the discounted cash flow method and the guideline company method in a similar manner as the enterprise value is calculated for our annual goodwill impairment analysis.  The enterprise value is then reduced by the Company’s outstanding borrowings and the net equity value is then allocated to the Company’s ordinary shares. In addition, we apply a marketability and lack of control discount to the implied value of equity. We believe that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Related Party Transactions

Upon completion of the Acquisition, certain of our parent and subsidiary entities entered into a management agreement with entities affiliated with the Sponsors, pursuant to which such entities provide management services to us and certain of our parent and subsidiary entities until the tenth anniversary of the consummation of the Acquisition, with evergreen one year extensions thereafter. Pursuant to such agreement, entities affiliated with the Sponsors receive an aggregate annual management fee equal to $1.5 million, and reimbursement for out-of-pocket expenses incurred by them or their respective affiliates in connection with the provision of services pursuant to the agreement. For the fiscal years ended January 31, 2012, 2013 and 2014, we recognized $1.5 million, $1.6 million and $1.5 million, respectively, of management fees in our statement of operations.

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

Results of Operations

Comparison of the Fiscal Years Ended January 31, 2013 and 2014

Revenue

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
Revenue:
United States	$294,321	$311,645	$17,324	6%
International	101,504	108,579	7,075	7%
Fair value adjustments to deferred revenue	(15,876)	(6,636)	9,240	(58%)
Total	$379,949	$413,588	$33,639	9%

The increase in revenue for the fiscal year ended January 31, 2014 versus the fiscal year ended January 31, 2013 was primarily the result of additional revenue we realized as a result of the MindLeaders acquisition of approximately $20.8 million (including approximately $1.6 million of revenue generated from product offerings that will not be replaced). In addition, the increase in domestic and international revenue was also related to a higher level of subscription-based revenue from deferred revenue at the beginning of fiscal 2014 as compared to the same period in fiscal 2013.

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
Cost of revenue	$38,010	$38,186	$176	0%
As a percentage of revenue	10%	9%
Cost of revenue – amortization of intangible assets	60,603	54,748	(5,855)	(10%)
As a percentage of revenue	16%	13%

The increase in cost of revenue for the fiscal year ended January 31, 2014 versus the fiscal year ended January 31, 2013 reflects incremental royalties paid on increased revenue which were largely offset by transitional costs associated with Element K which were included in the fiscal year ended January 31, 2013.

The decrease in cost of revenue - amortization of intangible assets for the fiscal year ended January 31, 2014 versus the fiscal year ended January 31, 2013 was primarily due to certain intangible assets related to the Acquisition becoming fully amortized, which was partially offset by the amortization of intangible assets acquired in the MindLeaders acquisition.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
Research and development	$58,260	$56,467	$(1,793)	(3%)
As a percentage of revenue	15%	14%

The decrease in research and development expense for the fiscal year ended January 31, 2014 versus the fiscal year ended January 31, 2013 was primarily due to a reduction in outsourced software and content development costs of $4.4 million. This decrease was partially offset by increased compensation and benefits expense of $2.3 million.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
Selling and marketing	$140,864	$136,271	$(4,593)	(3%)
As a percentage of revenue	37%	33%

The decrease in selling and marketing expense for the fiscal year ended January 31, 2014 versus the fiscal year ended January 31, 2013 was primarily due to decreased compensation and benefits expense of $3.3 million, including a reduction in the recognition of share-based compensation of $2.0 million. A change in the level of marketing initiatives reduced costs by $1.9 million and consulting fees were reduced by $1.1 million as a result of certain initiatives concluding in the prior period. These decreases  were partially offset by an increase in commission expense of $3.0 million.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
General and administrative	$48,062	$41,388	$(6,674)	(14%)
As a percentage of revenue	13%	10%

The decrease in general and administrative expense for the fiscal year ended January 31, 2014 versus the fiscal year ended January 31, 2013 was primarily due to a reduction in the recognition of share-based compensation of $5.3 million, a decrease in legal and tax services of $1.0 million and a decrease in sales and use tax of $0.6 million. This decrease was partially offset by increased other compensation and benefits expense of $0.8 million.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
Amortization of intangible assets	$63,137	$54,746	$(8,391)	(13%)
As a percentage of revenue	17%	13%
Acquisition related expenses	4,010	$1,445	(2,565)	(64%)
As a percentage of revenue	1%	0%
Merger and integration related expenses	13,193	2,933	(10,260)	(78%)
As a percentage of revenue	3%	1%
Restructuring	4,497	2,931	(1,566)	(35%)
As a percentage of revenue	1%	1%

The decrease in amortization of intangible assets for the fiscal year ended January 31, 2014 versus the fiscal year ended January 31, 2013 was primarily due to reductions in amortization expense related to intangible assets acquired in the Acquisition being amortized based on expected pattern of economic benefit as well as certain intangible assets becoming fully amortized. This decrease was partially offset by the amortization of intangible assets acquired in the Element K and MindLeaders acquisitions.

In the fiscal year ended January 31, 2014, we incurred approximately $1.4 million of acquisition related expenses primarily due to the cost associated with entering into a definitive agreement to sell Skillsoft to funds managed by Charterhouse Capital Partners LLP.  In the fiscal year ended January 31, 2013, we incurred approximately $4.0 million of acquisition related expenses primarily due to activity related to the MindLeaders and Element K acquisitions.

In the fiscal year ended January 31, 2014, we incurred approximately $2.9 million of merger and integration related expenses as a result of efforts undertaken to integrate MindLeaders’ operations into ours. Included in these costs are salary and benefits for MindLeaders employees conducting transitional activities, consulting fees associated with the MindLeaders acquisition and transitional systems and process integration activities. The MindLeaders integration efforts have now been materially completed. In the fiscal year ended January 31, 2013, we incurred approximately $13.2 million of merger and integration related expenses as a result of efforts undertaken to integrate Element K’s and MindLeaders’ operations into ours. The Element K integration efforts have now been completed.

In the fiscal year ended January 31, 2014, we initiated a plan to consolidate and reorganize the space utilized by MindLeaders in their United Kingdom and Ireland operations. This consolidation of utilized space is a result of the workforce reduction plan we initiated in the fiscal year ended January 31, 2013. We accrued $1.3 million in accrued expense and other long term liabilities in our condensed consolidated balance sheets, representing the cost of vacated space less estimated future sub-lease assumptions. In addition, we committed to an organizational change and a workforce reduction plan as a result of the recent acquisitions in an effort to eliminate redundancies and positions not required by the combined business and to reduce the overall cost structure of the acquired business to better align our operating expenses with existing economic conditions, business requirements and our operating model. As a result of this reduction in force, we incurred restructuring charges in the fiscal year ended January 31, 2014 of $1.6 million, which related primarily to one-time termination benefits.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
Other (expense) income, net	$(131)	$(505)	$(374)	285%
As a percentage of revenue	(0%)	(0%)
Interest income	906	$893	(13)	(1%)
As a percentage of revenue	0%	0%
Interest expense	(65,771)	(64,061)	1,710	(3%)
As a percentage of revenue	(17%)	(15%)

The decrease in other (expense), net for the fiscal year ended January 31, 2014 as compared the fiscal year ended January 31, 2013 was primarily due to foreign currency fluctuations.

The decrease in interest expense for the fiscal year ended January 31, 2014 as compared the fiscal year ended January 31, 2013 was primarily due to receiving the benefit for a full annual period from the repricing of our Senior Credit Facilities during the fiscal year ended January 31, 2013 and principal payments made on our Senior Credit Facilities, including a voluntary pre-payment of $35.0 million made in September 2013. This was partially offset by incremental interest expense on borrowings related to the MindLeaders acquisition.

Provision for Income Taxes

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2013	2014
(In thousands, except percentages)
Benefit for income taxes	$(18,565)	$(9,797)	$8,768	(47%)
As a percentage of revenue	(5%)	(2%)

For the fiscal year ended January 31, 2013 and for the fiscal year ended January 31, 2014, our effective tax rates were 16.0% and 25.0%, respectively. The tax benefit we recorded for the fiscal year ended January 31, 2014 is primarily attributable to the loss from operations, adjusted for certain permanently non-deductible expenses which were incurred in connection with the Acquisition. For the fiscal year ended January 31, 2014, our effective tax rate differed from the Irish statutory rate of 12.5% due primarily to the tax benefit of losses reported in tax jurisdictions outside of Ireland and the impact of certain non-deductible expenses incurred in connection with the Acquisition. For the fiscal year ended January 31, 2013, our effective tax rate differed from the Irish statutory rate due primarily to certain permanently non-deductible expenses incurred in connection with the Acquisition.

Income from Discontinued Operations

For the fiscal year ended January 31, 2014, we recorded an immaterial loss from discontinued operations. For the fiscal year ended January 31, 2013 we recorded a loss from discontinued operations, net of tax, of $0.2 million. In December 2011, we decided to sell the TCE business acquired in the Element K acquisition due to the fact that we did not believe this product was consistent with our strategy and our profit model. We do not feel the discontinued operations will have a material impact on our financial condition or liquidity through the date when risks associated with the operations will be transferred or otherwise terminated. In addition, we do not feel there will be any material contingent liabilities that remain after the sale or disposal of the operations.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended January 31,
	2012	2013	2014
Net cash provided by operating activities	$30,361	$35,860	$85,886
Net cash used in investing activities	(119,103)	(68,701)	(9,187)
Net cash provided by financing activities	80,940	43,496	(39,314)
Effect of exchange rate changes on cash and cash equivalents	1,511	(515)	(497)
Net (decrease) increase in cash and cash equivalents	$(6,291)	$10,140	$36,888

At January 31, 2014, our principal source of liquidity was our cash and cash equivalents, which totaled $75.9 million, as compared to $39.0 million at January 31, 2013. In addition, we have $40.0 million available to borrow under the revolving credit line facility of our Senior Credit Facilities.

Net cash provided by operating activities of $85.9 million for the fiscal year ended January 31, 2014 reflects both our operating results and changes in working capital. Our net loss for the fiscal year ended January 31, 2014 was $29.4 million, which reflects the impact of non-cash expenses for depreciation and amortization of $116.8 million, share-based compensation of $6.1 million, and non-cash interest expense of $6.7 million, which was partially offset by a non-cash tax benefit of $22.8 million. Net cash provided by operating activities also includes an increase in deferred revenue of $16.8 million and an increase in accrued expenses of $1.5 million during the fiscal year ended January 31, 2014.  This was partially offset by an increase in accounts receivable of $8.6 million and prepaid expenses and other current assets of $2.3 million. The increase in deferred revenue was primarily the result of an increase in order intake and billings in the fiscal year ended January 31, 2014 as compared to the fiscal year ended January 31, 2013. The increase in accounts receivable of $8.6 million compares to a decrease in accounts receivable of $1.8 million for the fiscal year ended January 31, 2013.  This change period over period is primarily due to collections during the fiscal year ended January 31, 2013 on accounts receivables assumed from the Element K acquisition in the fiscal year ended January 31, 2012 as compared to an increase in accounts receivable during the fiscal year ended January 31, 2014 as well as the general timing of collections.

Net cash used in investing activities was $9.2 million for the fiscal year ended January 31, 2014, which includes purchases of property and equipment of $9.2 million.

Net cash used financing activities was $39.3 million for the fiscal year ended January 31, 2014, which is primarily due to principal payments made on our debt including a voluntary pre-payment of $35.0 million made in September 2013.

We had a working capital deficit of approximately $43.7 million as of January 31, 2014 as compared to a  working capital deficit of approximately $91.4 million as of January 31, 2013.  The decrease in the working capital deficit was primarily due to our net loss of $29.4 million, which reflects the impact of non-cash expenses for depreciation and amortization of $116.8 million, share-based compensation of $6.1 million, non-cash interest expense of $6.7 million and a non-cash tax benefit of ($22.8) million. This decrease in the working capital deficit was partially offset by $39.7 million of principal payments made on our Senior Credit Facilities, including a voluntary pre-payment of $35.0 million made in September 2013.

We lease our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through June 2019. In addition, we have Senior Credit Facilities which will be paid out over the next three years and Senior Notes due in four years. Further, we have service and licensing agreements with minimum commitments that expire at various dates through the fiscal year ended January 31, 2017. Future minimum commitments and lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows at January 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt obligations principal	$725,850	$4,650	$9,300	$711,900	$-
Debt obligations interest (1)	225,661	55,480	110,309	59,872	-
Contractual minimums	5,400	1,500	2,700	1,200	-
Operating lease obligations	14,714	4,114	6,955	3,362	283
Total obligations	$971,625	$65,744	$129,264	$776,334	$283

(1)

Represents the contractually required interest payments on the debt obligations in existence as of January 31, 2014 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made subsequent to January 31, 2014 on the variable rate debt were calculated using the interest rates in effect as of the latest interest rate reset date prior to January 31, 2014, plus the applicable spread.

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

As a result of the Acquisition, the Element K acquisition and the MindLeaders acquisition, we are highly leveraged. As of January 31, 2014, we have outstanding $725.9 million in aggregate indebtedness, with an additional $40.0 million of borrowing capacity available under our revolving credit facility. As of January 31, 2014, the revolving credit line facility was undrawn. Interest expense for the fiscal year ended January 31, 2014 was $64.1 million.

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

The term loans under the Senior Credit Facilities bear interest at a rate per annum equal to, at the Company's election, (i) a base rate plus a margin of 2.75%, provided that the base rate is not lower than 2.25% or (ii) adjusted LIBOR, provided that adjusted LIBOR is not lower than 1.25% plus a margin of 3.75%. As of January 31, 2014, the applicable base rate was 3.25% and adjusted LIBOR was 1.25%. On December 31, 2013, we elected our interest calculation to be based on adjusted LIBOR. The applicable margin percentage for the revolving credit facility is 2.50% per annum for base rate loans and 3.50% per annum for LIBOR rate loans.

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

In addition, our Senior Credit Facilities require us to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. The financial covenant requires us to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. As of January 31, 2014, we were in compliance with this financial covenant and all nonfinancial covenants under our Senior Credit Facilities.

On September 25, 2012, SSI Investments I Limited (“Holdings”) and Skillsoft Corporation (“Borrower”) entered into an amendment, (the “Incremental Amendment”), to that certain amended and restated credit agreement, dated as of May 26, 2010, among Holdings, Borrower (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), Morgan Stanley Senior Funding, Inc., the lenders party thereto, and the other agents named therein (as so amended and as previously amended, the “Credit Agreement”).

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

The indenture governing the Senior Notes contain covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on our assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits us and our subsidiaries to incur additional indebtedness, including secured indebtedness. As of January 31, 2014, we were in compliance with these nonfinancial covenants contained in the indenture governing the Senior Notes.

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

As a result of the Acquisition, the acquisition of Element K and the acquisition of MindLeaders, we incurred debt and we are highly leveraged. The following chart shows our level of indebtedness as of January 31, 2014:

January 31, 2014
(dollars in millions)
Senior Credit Facilities	$415.9
11.125% Senior Notes due 2018	310.0
Total	$725.9

At January 31, 2014, our outstanding debt under our Senior Credit Facilities bears interest based on a floating rate index with a minimum rate of 1.25%. A 0.125% increase to a floating rate greater than 1.25% could cause our annual interest expense to increase by approximately $0.5 million. Interest expense is sensitive to changes in the general level of U.S. interest rates; however, the current rate index is well below 1.25%. If circumstances were to change we would take any necessary steps to mitigate potential risk.

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and British pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the fiscal years ended January 31, 2012, 2013 and 2014 gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $(1.5) million, $0.3 million and $(0.4) million, respectively. As of January 31, 2014, we were not party to any derivative financial instruments with respect to our exposure to foreign currency rates.

Item 8. Financial Statements and Supplementary Data

Incorporated by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Operating Results” and our audited consolidated financial statements for the fiscal year ended January 31, 2014 beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal year ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).

Based on this assessment, our management believes that, as of January 31, 2014, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Below is a list of the names, ages as of March 31, 2014 and positions, and a brief account of the business experience, of the individuals who serve as the executive officers and directors of the Company.

Name	Age	Position
Executive Officers
Charles E. Moran	59	President and Chief Executive Officer
Thomas J. McDonald	64	Chief Financial Officer
Jerald A. Nine Jr.	56	Chief Operating Officer
Mark A. Townsend	61	Co-Chief Product Officer
Colm M. Darcy	50	Co-Chief Product Officer
Anthony P. Amato	49	Chief Accounting Officer
Board of Directors
Michael C. Ascione	42	Director
John Maldonado	38	Director
David W. Humphrey	36	Director
Imelda Shine	44	Director
Ferdinand von Prondzynski	59	Director
Eugene Regan	62	Director
Thomas Murray	58	Director
Lelia O'Hea	37	Director

Charles E. Moran, age 59, has served as our President and Chief Executive Officer since May 2010. Mr. Moran was appointed Chairman of the Board of Directors of Skillsoft Limited in November 2006 and has served as a director and has held the position of President and Chief Executive Officer of Skillsoft Limited since Skillsoft Limited’s merger with Skillsoft Corporation in September 2002. Mr. Moran is a founder of Skillsoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until Skillsoft Limited’s merger with Skillsoft Corporation in September 2002.

Thomas J. McDonald, age 64, has served as our Chief Financial Officer and Secretary since May 2010, and has served as Chief Financial Officer and Executive Vice President of Skillsoft Limited since Skillsoft Limited’s merger with Skillsoft Corporation in September 2002. Mr. McDonald also served as Skillsoft Limited’s Assistant Secretary from September 2002 until April 2010, and has served as Skillsoft Limited’s Secretary since April 2010. Mr. McDonald is a founder of Skillsoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until Skillsoft Limited’s merger with Skillsoft Corporation in September 2002.

Jerald A. Nine, Jr., age 56, has served as our Chief Operating Officer since May 2010, and has served as Chief Operating Officer of Skillsoft Limited since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from September 2002, the time of Skillsoft Limited’s merger with Skillsoft Corporation, until February 2004. Mr. Nine is a founder of Skillsoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 until Skillsoft Limited’s merger with Skillsoft Corporation in September 2002.

Mark A. Townsend, age 61, has served as a Co-Chief Product Officer since February 2013, and served as our Executive Vice President, Technology from May 2010 to February 2013. Mr. Townsend served as Executive Vice President, Technology of Skillsoft Limited from Skillsoft Limited’s merger with Skillsoft Corporation in September 2002 until May 2010. Mr. Townsend is a founder of Skillsoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with Skillsoft Corporation in September 2002.

Colm M. Darcy, age 50, has served as a  Co-Chief Product Officer since February 2013, and served as our Executive Vice President, Content Development from May 2010 to February 2013. Mr. Darcy served as Executive Vice President, Content Development of Skillsoft Limited from Skillsoft Limited’s merger with Skillsoft Corporation in September 2002 until May 2010. From April 2002 to September 2002, Mr. Darcy served as Skillsoft Limited’s Executive Vice President, Research and Development and from January 2002 to April 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with Skillsoft Limited from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining Skillsoft Limited, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Republic of Ireland’s Department of Health and Child Welfare.

Anthony P. Amato, age 49, has served as our Chief Accounting Officer since May 2010, and has served as Vice President, Finance and Chief Accounting Officer of Skillsoft Limited since August 2006. From May 2005 until August 2006, Mr. Amato served as Vice President of Finance Operations and Treasury for Skillsoft Limited. From May 2003 to May 2005, Mr. Amato served as Director of International Finance/Corporate Treasurer for Skillsoft Limited. Prior to joining Skillsoft Limited, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002.

Michael C. Ascione, age 42, has served as a director since June 2010. Mr. Ascione is currently a Managing Director at Berkshire Partners LLC, a Boston-based private equity firm, having joined the firm in 2001. Mr. Ascione also serves on the Board of Directors of several private companies. Before joining Berkshire Partners, Mr. Ascione was director of business development at an IT services firm, a senior associate at a private equity firm and started his career in the Corporate Finance and Principal Investment Area at Goldman, Sachs & Co. Mr. Ascione holds a B.S. from Boston College and an M.B.A. from Harvard Business School. Mr. Ascione’s private equity, financial and business experience qualify him to serve as a director.

John Maldonado, age 38, has served as a director since May 2010. Mr. Maldonado is currently a Managing Director at Advent International, having joined the firm in 2006. Mr. Maldonado also serves on the board of directors of several private companies and Vantiv, Inc., a company which provides electronic payment processing services to merchants and financial institutions throughout the United States. Prior to joining Advent International, Mr. Maldonado was at Parthenon Capital from 2004-2006, at Bain Capital from 2000 to 2002 and a consultant with the Parthenon Group from 1998 to 2000. Mr. Maldonado received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College. Mr. Maldonado’s private equity, consulting, business services and financial experience qualify him to serve as a director.

David Humphrey, age 36, has served as a director since May 2010. Mr. Humphrey is currently a Managing Director in the Private Equity group of Bain Capital, having joined the firm in 2001. Mr. Humphrey also serves on the board of directors of Bright Horizons Family Solutions, Inc., Genpact Limited, BMC Software and Bloomin’ Brands, Inc. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University. Mr. Humphrey’s private equity, mergers and acquisitions and investment banking experience qualify him to serve as a director.

Imelda Shine, age 44, has served as a director since February 2010. Ms. Shine is currently the Managing Director of Intertrust Management Ireland Limited, having established Intertrust’s Irish operation in February 2009. Ms. Shine is a director of several private companies. Prior to joining Intertrust, Ms. Shine served as Portfolio Manager at Davy Private Clients from October 2006 until September 2008, as Associate Director of Bank of Ireland Asset Management from January 2003 until September 2006, Vice President & Director Global Product Management (Global Equities) for OppenheimerFunds from September 1998 until January 2003 and Product Manager with LGT Asset Management (Formerly GT Global) from March 1993 until August 1998. Ms. Shine holds a Bachelor of Business Studies and Masters in Marketing Practice from the Smurfit Graduate School of Business. Ms. Shine’s education, international financial services and business experience qualify her to serve as a director.

Ferdinand von Prondzynski, age 59, has served as a director since June 2010, and served as a director of Skillsoft Limited from November 2001 to May 2010. Dr. von Prondzynski currently serves as Principal and Vice-Chancellor of Robert Gordon University, Aberdeen. Dr. von Prondzynski served as the President of Dublin City University (DCU), one of Ireland’s leading higher education institutions, from July 2000 until July 2010. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski has been a member of Ireland’s National Competitiveness Council since 2002. Dr. von Prondzynski is also a director of Knockdrin Estates Ltd. and several private companies. Dr. von Prondzynski’s leadership role at DCU, his 10 years on the Board of Directors of Skillsoft Limited and his legal, financial and business experience qualify him to serve as a director.

Eugene Regan, age 62, an economist and lawyer, has served as a director since December 2010. Since entering private legal practice in 1995, Mr. Regan has been a practising barrister at the Irish Bar in Dublin. Prior to 1995, Mr. Regan was a Director and General Manager of Agra Trading Ltd, an international trading company. Mr. Regan also served as a member of the Cabinet of an Irish Commissioner at the European Commission in Brussels and was also Chief Executive of the Irish Meat Exporters Association. Mr. Regan is currently a director of a number of companies in the Mutual Funds area. He holds a B.A. and M.A. in economics from University College Dublin, an M.A. in International and European law from the Vrije Universiteit Brussels, Belgium, and a diploma in Applied Finance from the Irish Management Institute in Dublin. Mr. Regan was a Senator in the Irish Senate, from July 2007 - April 2011 (the Upper House of the Irish Parliament). Mr. Regan’s legal, political, financial and business experience qualify him to serve as a director.

Thomas G. Murray, age 58, has served as a director since June 2011. Mr. Murray currently serves as a non-executive director of several companies and regulated funds including UCITs, QIFs and several hedge funds. He is also on the boards of several investment companies including entities managed by Barclays, Deutsche and Old Mutual. Mr. Murray is also a director of Touax Rail Ltd., an international leasing operation. Mr. Murray also served as a director of Merion Finance Ltd, a corporate finance firm, from November 2003 to December 2008. Mr. Murray is a graduate of University College Dublin and qualified as a Chartered Accountant with Coopers & Lybrand in 1980. Mr. Murray was a member of the National Futures Association between 1990 and 1992, and in 2011 obtained a diploma in Directors Duties and Responsibilities from the Institute of Chartered Accountants in Ireland. Mr. Murray’s financial services, accounting and business experience qualify him to serve as a director.

Lelia O’Hea, age 37, has served as a director since September 2011. Ms. O’Hea is currently a Relationship Manager with Intertrust Management Ireland Limited, and has served in this capacity since May, 2010. Ms. O’Hea is a qualified solicitor who was admitted to the Roll of Solicitors in Ireland in 2008 and is also an AITI (Associate of the Irish Tax Institute) Chartered Tax Adviser since November, 2013. Prior to joining Intertrust, Ms. O’Hea served from July 2006 to April 2010 as a solicitor with P.J. O’Driscolls, Solicitors, a general practice law firm with a focus on both private client and commercial business. Ms. O’Hea also currently serves as a non-executive director for several private limited companies. Ms. O’Hea’s legal background and experience serving as a director of several private limited companies and, previously, two public limited companies, qualify her to serve as a director.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

In the fiscal year ended January 31, 2014, the Compensation Committee of the Board of Directors consisted of Michael Ascione, David Humphrey and John Maldonado (the “Compensation Committee”). The Compensation Committee operates under the authority established in the Compensation Committee charter approved by the Board of Directors in June 2011. Prior to adoption of the Compensation Committee charter, the Compensation Committee operated in a manner that was consistent with the authority established under the charter. The Compensation Committee’s primary responsibility is to oversee the compensation relating to our principal executive officer, principal financial officer and our three most highly compensated executive officers (our “Named Executive Officers”). In this role, the Compensation Committee reviews and approves compensation decisions relating to our Named Executive Officers. In addition, the Compensation Committee has responsibilities related to our incentive compensation plans (which our Named Executive Officers do not participate in) and the SSILuxco II S.A., 2010 Equity Incentive Plan (the “2010 Plan”). SSILuxco II S.A. is a Luxembourg entity which is an indirect parent of the Company (“Luxco II”).

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

To achieve those objectives, the Compensation Committee evaluates and implements our Named Executive Officer compensation program with the goal of setting compensation at levels the Compensation Committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, our Named Executive Officer compensation program ties a substantial portion of each Named Executive Officer’s overall compensation to our financial performance as measured by metrics such as adjusted EBITDA, cash flow and bookings. In addition, a percentage of total cash compensation may be paid by the Compensation Committee on a discretionary basis tied to activities such as achievement of strategic initiatives. The Compensation Committee works in conjunction with the compensation committee of SSI Pooling GP, the general partner of our ultimate parent, SSI Pooling L.P. (“Parent”), to provide a portion of the Named Executive Officer compensation in the form of share options in Luxco II granted pursuant to the 2010 Plan. Share options in Luxco II granted to our Named Executive Officers are subject to time-based and performance and market-based vesting conditions. We believe these grants help to retain our Named Executive Officers and align their interests with those of our Parent’s shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation and the performance based vesting requirements.

In making compensation decisions for the Named Executive Officers, the Compensation Committee received input from an independent compensation consulting firm engaged by the Compensation Committee, Compensia. For fiscal 2014, Compensia provided the Compensation Committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. This peer group consisted of companies the Compensation Committee believed were generally comparable to our company in terms of size (based on revenue, market capitalization, profitability and/or number of employees) or industry and/or against which the Compensation Committee believed we could compete for executive talent. The peer group used for purposes of presenting information to the Compensation Committee for the fiscal year ended January 31, 2014 was comprised of the following 23 companies: Active Network, Advent Software, The Advisory Board, ANSYS, Blackbaud, Bottomline Technologies, Capella Education, Concur Technologies, Constant Contact, The Corporate Executive Board, Digital River, ExactTarget, Informatica, j2 Global Communications, K12, Microstrategy, Morningstar, RealPage, Strayer Education, Synchronoss Technologies, The Ultimate Software Group, ValueClick and Websense (the “Peer Group”). In addition, in the fiscal year ended January 31, 2014, Compensia provided the Compensation Committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements.

In the fiscal year ended January 31, 2014, following its review of the information and data provided by Compensia, the Compensation Committee elected not to make any changes to the base salaries or incentive cash compensation for the Named Executive Officers. Furthermore, no changes were made to the general structure of the compensation plans for the Named Executive Officers. In addition, in establishing the compensation plans for fiscal 2014, the Compensation Committee considered data with respect to the amount of compensation paid to each Named Executive Officer by particular compensation element in prior periods. This enabled the Compensation Committee to evaluate historical compensation changes and the amount of incentive compensation earned as a percentage of base pay against historical company performance.

The Compensation Committee also considers input from our chief executive officer and the compensation committee of SSI Pooling GP. In the fiscal year ended January 31, 2014, SSI Pooling GP’s compensation committee included Richard Lubin, Steven Tadler, and Ian Loring, representatives of Berkshire Partners LP, Advent International and Bain Capital, LP, respectively, and Mr. Michael Fleisher, who was added to the Compensation Committee of SSI Pooling GP in April 2012. Mr. Lubin, Mr. Loring, Mr. Tadler and Mr. Fleisher are also members of the SSI Pooling GP board of directors. Input from these sources is communicated to the Compensation Committee at its request and at meetings of the Compensation Committee, which our chief executive officer attends, and includes information with respect to the performance and contributions of other members of the executive management team. Our chief executive officer is not present during the executive session conducted by the Compensation Committee at its meetings. When asked by the Compensation Committee, our chief executive officer provides recommendations with respect to financial and operational objectives and offers his view regarding the overall structure of the plans.

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee and to discontinue such services. In accordance with this authority, the Compensation Committee engaged Compensia in the fiscal year ended January 31, 2014 as an independent compensation consultant to advise the Compensation Committee on matters related to executive compensation. The Company assessed the independence of Compensia pursuant to Item 407(e)(3)(iv) of Regulation S-K and concluded that no conflict of interest existed that would prevent Compensia from independently representing the Compensation Committee. In the fiscal year ended January 31, 2014, Compensia provided the Compensation Committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. The study was provided to the Compensation Committee in March 2013.

The Compensation Committee has established the following guidelines to assist it in making compensation decisions for our Named Executive Officers. These guidelines are expressed, for a particular element of compensation, as the target percentile of the range of that compensation element paid to similarly situated executives of the companies in the Peer Group. Consistent with the fiscal years ended January 31, 2011, 2012 and 2013, respectively, for the fiscal year ended January 31, 2014, we kept total target cash compensation for our Named Executive Officers at approximately the 75th percentile of the Peer Group. In establishing this general guideline, the Compensation Committee considered the Peer Group data provided by Compensia, the performance of the executive management team over an extended period of time and its desire to enhance the retentive value of the cash compensation program. Also, in the fiscal year ended January 31, 2014, the Compensation Committee maintained its philosophy with respect to the establishment of base salaries for our Named Executive Officer cash compensation program. The Compensation Committee kept base salaries for our Named Executive Officers at or below the 75th percentile of the Peer Group.

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

In the fiscal year ended January 31, 2014, following its review of the information and data provided by Compensia, no changes were made to the base salaries for the Named Executive Officers.

Cash Incentive Bonuses

The Compensation Committee establishes an incentive compensation program for our Named Executive Officers on an annual basis. Historically, this program provided for quarterly and annual cash bonuses that were tied to the achievement of company specific objectives. In the fiscal year ended January 31, 2012, the Compensation Committee eliminated the quarterly cash bonus opportunities and put in place incentive cash bonus opportunities tied solely to annual objectives – and this philosophy and practice was continued in the fiscal years ended January 31, 2013 and 2014. The annual cash incentive bonuses are generally intended to compensate our Named Executive Officers for the achievement of corporate strategic and financial objectives. Each Named Executive Officer is assigned a target bonus under this incentive compensation program, with more senior executives typically having a higher target bonus as a percentage of such executive’s base salary. The financial targets measured pursuant to the incentive compensation program generally conform to the financial metrics contained in the internal operating plan adopted by the board of directors at the beginning of each fiscal year. The Compensation Committee approves the objectives on which bonus payments are based, the allocation of the target bonus among the various performance objectives, and the formula for determining potential bonus amounts based on the achievement of those objectives using budgeted or plan objectives established at the beginning of the relevant fiscal year.

The amounts of the target bonuses were set by the Compensation Committee based in large part on the benchmarking data provided by Compensia in the fiscal year ended January 31, 2012 (which was further supported by the FY14 data) and the Compensation Committee’s philosophy of setting total cash compensation (base salary and target bonus) at approximately the 75th percentile of the Peer Group. In the fiscal year ended January 31, 2014, the target bonuses for the cash incentive element of our Named Executive Officer Compensation Program were the same as those set in the prior fiscal year.

The table below shows the target bonuses for the Named Executive Officers, both as a percentage of annual base salary and in dollars, for the fiscal year ended January 31, 2014.

Name	As a Percentage of Base Salary	Target Amount
Charles E. Moran	100%	$616,000
Thomas J. McDonald	75%	$264,000
Jerald A. Nine, Jr.	75%	$308,250
Mark A. Townsend	65%	$190,450
Colm M. Darcy	65%	$190,450

For each Named Executive Officer, 100% of his target bonus was allocated to the annual bonus opportunities. The annual bonuses were based on adjusted EBITDA objectives (15% of annual target bonus), free cash flow (15% of annual target bonus) and bookings objectives (40% of annual target bonus), with the remaining 30% of the annual target bonus being discretionary. For the discretionary component, the Compensation Committee discussed that it would review the ongoing status and implementation of growth initiatives undertaken by the Company, review the status of strategic opportunities considered and completed by the Company and perform a general assessment of the organizational structure and changes made thereto based on our long-term objectives. These performance metrics were selected by the Compensation Committee because the Compensation Committee believes these are the key operating metrics that are the basis for driving long term shareholder value. For purposes of this incentive compensation program, financial performance targets are set, and performance is measured, with amounts payable to the Named Executive Officers.

For the fiscal year ended January 31, 2014, the maximum bonus that could be earned, based on annual bonus metrics described above, was 250% of the target bonus and the minimum was 0%. For adjusted EBITDA, free cash flow and bookings, three levels of targets were set, with 100% of the allocated target bonus payable if the second performance level target (level 2) was attained and 150% of the allocated target bonus payable if the third performance level target (level 3) was attained. Between the level 1 and the level 2 targets, a pro rata percentage of the level 2 target is earned based on achievement between the level 1 and level 2 targets. A similar pro rata percentage is earned for adjusted EBITDA, free cash flow or bookings between level 2 and level 3. No bonus is earned for performance below the level 1 target. For the discretionary component, the Compensation Committee set only level 2 and level 3 bonus opportunities, with no bonus being paid below level 2.

When adopting the program for the fiscal year ended January 31, 2014, the Compensation Committee set the annual targets for each category of performance objectives based on the Company’s internal operating plan. The objectives included in the fiscal year ended January 31, 2014 incentive compensation program for our Named Executive Officers were set at levels that were designed to be attainable if the Company had what we consider to be a successful year, but were by no means certain or even probable of being attained.

The bonuses actually paid under the fiscal year ended January 31, 2014 incentive compensation program for our Named Executive Officers, based on the annual bonus metrics described above, were approximately 197% of the executive’s target bonus. For adjusted EBITDA, our performance was above level 3, with 100% of the level 2 and level 3 opportunities being paid. For bookings, our performance was between level 2 and level 3, with 100% of the level 2 opportunity being paid and approximately 26.3% of the level 3 opportunity being paid. For free cash flow, our performance was between level 2 and level 3, with 100% of the level 2 opportunity being paid and approximately 84.0% of level 3 opportunity being paid. Based on the Compensation Committee’s review of the achievements and activities undertaken by the Company in the fiscal year ended January 31, 2014, the Compensation Committee approved paying 100% of the maximum discretionary bonus opportunity.

Performance Metric	Level 2 Target	Level 3 Target	Actual Result
FY14 Adjusted EBITDA-B	n/a	$162.2 million	$171.4 million
FY14 Free Cash Flow	$79.7 million	$84.7 million	$83.9 million*

* Adjusted to reflect the impact of certain items not contemplated by the operating plan when established.

For purposes of the Named Executive Officer compensation plans, the adjusted EBITDA targets and actual results set forth above do not include incentive compensation payable to the Named Executive Officers.

We do not publicly disclose our bookings or bookings targets. We consider our actual and targeted bookings to be confidential information and we believe that disclosure of that information could be used by others in a manner that could cause us competitive harm. The bookings objectives included in the fiscal year ended January 31, 2014 executive incentive compensation program were set at levels that were designed to be attainable, but were by no means certain or even probable of being attained.

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

A summary of stock option activity under the 2010 Plan for the period from May 26, 2010 to January 31, 2014 is contained in Note 9 of the Notes to the Consolidated Financial Statements. No options were granted to our Named Executive Officers in the fiscal year ended January 31, 2014. It is possible that Charterhouse Capital Partners LLP will grant options or other incentive equity awards to our Named Executive Officers following the anticipated closing of the sale of Skillsoft.

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

Executive Compensation

The following table sets forth the total compensation for the fiscal years ended January 31, 2012, 2013 and 2014 for our Named Executive Officers who were serving as executive officers on January 31, 2014.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)1	($)2	($)
Charles E. Moran	2014	616,000	-	-	-	1,211,379	14,462	1,841,841
President & CEO	2013	616,000	-	-	-	1,109,763	14,462	1,740,225
	2012	616,000	-	-	-	1,415,774	14,462	2,046,236

Thomas J. McDonald	2014	352,000	-	-	-	519,163	65,790	936,953
CFO	2013	352,000	-	-	-	475,613	73,450	901,063
	2012	352,000	-	-	-	606,760	65,340	1,024,100

Jerald A. Nine, Jr.	2014	411,000	-	-	-	606,183	10,520	1,027,703
COO	2013	411,000	-	-	-	555,332	10,520	976,852
	2012	411,000	-	-	-	708,462	10,520	1,129,982

Mark A. Townsend	2014	293,000	-	-	-	374,527	8,250	675,777
Co-Chief Product Officer	2013	293,000	-	-	-	343,108	8,250	644,358
	2012	293,000	-	-	-	437,718	8,250	738,968

Colm Darcy	2014	293,000	-	-	-	374,527	8,250	675,777
Co-Chief Product Officer	2013	293,000	-	-	-	343,108	8,250	644,358
	2012	293,000	-	-	-	437,718	8,250	738,968

(1)	The amounts in this column reflect cash bonus awards earned by our Named Executive Officers for performance under our executive incentive compensation program.

(2)	All Other Compensation is comprised of the following:

Name	Fiscal Year	Personal Benefits	Life Insurance Premiums	Defined Contribution Plans	Vacation	Cancellation of Options
		($) (a)	($) (b)	($) (c)	($)1 (d)	($)
Charles E. Moran	2014	-	216	2,400	11,846	-
	2013	-	216	2,400	11,846	-
	2012	-	216	2,400	11,846	-

Thomas J. McDonald	2014	56,405	216	2,400	6,769	-
	2013	64,065	216	2,400	6,769	-
	2012	55,955	216	2,400	6,769	-

Jerald A. Nine, Jr.	2014	-	216	2,400	7,904	-
	2013	-	216	2,400	7,904	-
	2012	-	216	2,400	7,904	-

Mark A. Townsend	2014	-	216	2,400	5,634	-
	2013	-	216	2,400	5,634	-
	2012	-	216	2,400	5,634	-

Colm Darcy	2014	-	216	2,400	5,634	-
	2013	-	216	2,400	5,634	-
	2012	-	216	2,400	5,634	-

(a)The personal benefits for Thomas J. McDonald include $10,152, $10,680 and $10,848 for use of an apartment leased by us for the fiscal years ended January 31, 2012, 2013 and 2014, respectively, $3,240, $3,024 and $3,084 for use of a company-leased vehicle for the fiscal years ended January 31, 2012, 2013 and 2014, respectively, $28,652, $33,334 and $26,383 for personal travel for the fiscal years ended January 31, 2012, 2013 and 2014, respectively, and $13,912, $17,026 and $16,089 for reimbursement of tax obligations related to such personal benefits for the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

(b)Represents premiums paid by us for life insurance for which the Named Executive Officer is the named beneficiary.

(c)Reflects amounts paid by us pursuant to our 401(k) matching program, with limits of $100 per pay period, up to a maximum of $2,400 per year.

(d)Includes amounts paid for the fiscal years ended January 31, 2012, 2013 and 2014 as accrued and unused vacation time per our policy.

The following table sets forth information concerning each grant of an award made to a Named Executive Officer during the fiscal year ended January 31, 2014 under our non-equity incentive plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Units	All Other Stock Awards: Number of Securities Underlying Option	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Options Awards
		($) (2)	($) (3)	($) (4)			($/Sh)
Charles E. Moran	2/1/13	5,495	616,000	1,540,000	-	-	-	-

Thomas J. McDonald	2/1/13	2,355	264,000	660,000	-	-	-	-

Jerald A. Nine, Jr.	2/1/13	2,750	308,250	770,625	-	-	-	-

Mark A. Townsend	2/1/13	1,699	190,450	476,125	-	-	-	-

Colm Darcy	2/1/13	1,699	190,450	476,125	-	-	-	-

(1)Reflects the threshold, target and maximum cash award amounts under our executive incentive compensation program for the fiscal year ended January 31, 2014 effective as of February 1, 2013. The amounts actually paid to the named executive officers under our fiscal year 2014 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)Reflects the total minimum amount that could have been earned if all of the minimum targets for all of the annual metrics had been achieved.

(3)Reflects the total amount that could have been earned if all of the targeted annual metrics had been achieved.

(4)Reflects the total maximum amount that could have been earned if the maximum targets for all of the annual metrics had been achieved.

Information Relating to Equity Awards and Holdings

The following table sets forth information concerning outstanding share options and equity incentive plan awards for each of the Named Executive Officers as of January 31, 2014. The Named Executive Officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexcerised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Charles E. Moran	60,137	180,395	(1)	-	100	11/16/2020

Thomas J. McDonald	25,693	77,073	(1)	-	100	11/16/2020

Jerald A. Nine, Jr.	35,718	107,144	(1)	-	100	11/16/2020

Mark A. Townsend	9,112	27,334	(1)	-	100	11/16/2020

Colm Darcy	9,112	27,334	(1)	-	100	11/16/2020

(1)These options were granted on November 16, 2010. The options with service based conditions vest as to 1/5th of the shares subject to that portion of the option at the end of each successive one year period following the Acquisition date over 60 months. The options with performance based vesting conditions vest based on the return received (or deemed received) by the Sponsors on their initial equity investment in Parent and upon the occurrence of certain events including a change in control of Parent or its subsidiaries.

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

The table below shows the benefits potentially payable to each of our Named Executive Officers if he were terminated without cause or resigned for good reason, or in the case of Messrs. McDonald and Townsend, if he were terminated for any reason or resigned for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2014.

	Severance Payments
Name	Base Salary	Bonus (1)	Benefits	Total
Charles E. Moran	616,000	1,540,000	-	2,156,000
Thomas J. McDonald	176,000	-	3,976	179,976
Jerald A. Nine, Jr.	411,000	770,625	-	1,181,625
Mark A. Townsend	146,500	-	10,749	157,249
Colm Darcy	221,500	-	-	221,500

(1)Represents maximum performance bonus for a one year period.

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

The following table sets forth information concerning the compensation of our Non-Executive Directors for the fiscal year ended January 31, 2014.

Name	Fees Earned Or Paid in Cash ($)
Ferdinand von Prondzynski	26,500
Eugene Regan	26,500
Thomas Murray	26,500

We have entered into a corporate secretarial services agreement with Intertrust Management Ireland Limited (“Intertrust”), Ms. Shine and Ms. O’Hea, pursuant to which Intertrust, Ms. Shine and Ms. O’Hea have agreed to provide director services to us and certain of our parent and subsidiary entities. Pursuant to such agreement, we have agreed to pay Ms. Shine and Ms. O'Hea $3,000 for each entity upon whose board of directors that each of Ms. Shine and Ms. O’Hea serves. For the fiscal year ended January 31, 2014, we paid $33,000 and $12,000 to each of Ms. Shine and Ms. O’Hea, respectively, for their service on our and our affiliate entities’ boards.

In addition, for fiscal 2014, we paid Intertrust $98,611, inclusive of VAT, for related corporate secretarial services.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended January 31, 2014.

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

The following table sets forth, as of March 31, 2014, the number and percentage of securities beneficially owned by each person known to us to beneficially own more than 5% of the outstanding shares of Parent (“Units”)/as-exercised shares of Luxco II (collectively, the “Securities”), each director and named executive officer of SSI Investments II Limited and all directors and executive officers of SSI Investments II Limited as a group. The beneficial ownership percentages reflected in the table below are based on 5,349,883 Units outstanding as of March 31, 2014. Notwithstanding the beneficial ownership of Units presented below, the rights of the holders of Units are governed by certain agreements, including an agreement of exempted limited partnership of Parent, a shareholders’ agreement of SSI Pooling GP, the general partner of Parent, and a management stockholders agreement between Luxco II and the managers party thereto. The parties to the shareholders’ agreement of SSI Pooling GP have agreed to vote their shares to elect the board of directors of SSI Pooling GP as set forth therein. See “Certain Relationships and Related Party Transactions.”

Except as described in the agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the following Units.

	Amount and Nature of Beneficially Owned
Name if Beneficial Owner	Units (a)	Shares Subject to Options Currently Exercisable or Exercisable within 60 Days	Total Number of Units	Percent of Class
Berkshire Unit Holders (1)	2,130,955.72	-	2,130,955.72	39.8%
Advent Investments (2)	1,581,346.52	-	1,581,346.52	29.6%
Bain Unit Holders (3)	1,581,346.52	-	1,581,346.52	29.6%
Directors
Michael C. Ascione (4)	2,130,955.72	-	2,130,955.72	39.8%
David W. Humphrey (5)	-	-	-	-
John Maldonado	-	-	-	-
Imelda Shine	-	-	-	-
Ferdinand von Prondzynski	-	-	-	-
Eugene Regan	-	-	-	-
Thomas Murray	-	-	-	-
Lelia O'Hea	-	-	-	-
Named Executive Officers
Charles. Moran (6)	24,992.99	80,182.40	105,175.39	1.9%
Thomas J. McDonald (7)	4,998.60	34,257.60	39,256.20	*
Jerald A. Nine Jr. (8)	9,997.20	47,624.00	57,621.20	1.1%
Mark A. Townsend (9)	4,998.60	12,149.60	17,148.20	*
Colm M. Darcy (10)	2,499.30	12,149.60	14,648.90	*
All directors and executive officers as a group (14 persons)	3,761,788.37	187,423.20	3,949,211.57	71.3%

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

(3)

Represents 1,571,443.31 Units held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 5,606.53 Units held by BCIP Associates IV, L.P., a Cayman Islands exempted limited partnership (“BCIP IV”), 2,562.35 Units held by BCIP Trust Associates IV, L.P. a Cayman Islands exempted limited partnership (“BCIP Trust IV”), 1,184.64 Units held by BCIP Associates IV-B, L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 549.69 Units held by BCIP Trust Associates IV-B, L.P., a Cayman Islands exempted limited partnership (“BCIP Trust IV-B” and, collectively with Bain Capital Fund X, BCIP IV, BCIP Trust IV and BCIP IV-B, the “Bain Unit Holders”). Bain Capital Partners X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Partners X”) is the general partner of Bain Capital Fund X. Bain Capital Investors, LLC, a Delaware limited liability company (“Bain Capital Investors” and together with Bain Capital Partners X and the Bain Unit Holders, the “Bain Capital Entities”) is the general partner of each of Bain Capital Partners X, BCIP IV, BCIP Trust IV, BCIP IV-B and BCIP Trust IV-B. As a result of the relationships described above, the Bain Capital Entities may be deemed to share beneficial ownership of  the 1,581,346.52 Units beneficially held by the Bain Unit Holders.. The governance, investment strategy and decision-making process with respect to investments held by the Bain Unit Holders is directed by Bain Capital Investors’ Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, Paul Edgerley, Stephen Pagliuca, Michel Plantevin, Dwight Poler, Jonathan Zhu and Steven Zide.  Because of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Unit Holders. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. The business address of each of the Bain Capital Entities is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA, 02116.

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

(5)

Does not include Units beneficially held by the Bain Unit Holders. Mr. Humphrey is a Managing Director of Bain Capital Investors, and by virtue of the relationships described in footnote 3 above, Mr. Humphrey may be deemed to share beneficial ownership of the 1,583,346.52 Units held by the Bain Unit Holders.  The business address for Mr. Humphrey is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(6)

Represents 19,994.40 Units beneficially held by various family trusts, of which Mr. Moran’s wife is a trustee and 4,998.60 Units beneficially owned by Mr. Moran’s wife, as trustee of the Susan M. Moran Revocable Trust. Also includes 80,182.40 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2014, upon the exercise of share options held by Mr. Moran.

(7)	Includes 34,257.60 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2014, upon the exercise of share options held by Mr. McDonald.
(8)	Includes 47,624.00 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2014, upon the exercise of share options held by Mr. Nine.
(9)	Includes 12,149.60 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2014, upon the exercise of share options held by Mr. Townsend.
(10)	Includes 12,149.60 shares of Luxco II subject to options which he will have the right to acquire within 60 days of March 31, 2014, upon the exercise of share options held by Mr. Darcy.

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

Item 14. Principal Accountant Fees and Services; Auditors’ Fees

The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013
Audit Fees (1)	$1,738,000	$1,622,000
Audit-Related Fees (2)	35,000	611,000
Tax Fees (3)	1,666,000	1,449,000
Total Fees	$3,439,000	$3,682,000

(1)Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements in our quarterly reports on Form 10-Q, and other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2014 and January 31, 2013.

(2)Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to employee benefit plan audits and accounting consultation services performed in connection with due diligence reviews in connection with the Element K acquisition and MindLeaders acquisition.

(3)Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice related to matters concerning various taxing authorities.

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

Date: April 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN	President and Chief Executive Officer and Director	April 8, 2014
Charles E. Moran	(Principal Executive Officer)

/s/ THOMAS J. MCDONALD	Chief Financial Officer	April 8, 2014
Thomas J. McDonald	(Principal Executive Officer)

/s/ ANTHONY P. AMATO	Vice President, Finance and Chief Accounting Officer	April 8, 2014
Anthony P. Amato	(Principal Accounting Officer)

/s/ MICHAEL C. ASCIONE	Director	April 8, 2014
Michael C. Ascione

/s/ JOHN MALDONADO	Director	April 8, 2014
John Maldonado

/s/ DAVID W. HUMPHREY	Director	April 8, 2014
David W. Humphrey

/s/ IMELDA SHINE	Director	April 8, 2014
Imelda Shine

/s/ FERDINAND VON PRONDZYNSKI	Director	April 8, 2014
Ferdinand von Prondzynski

/s/ EUGENE REGAN	Director	April 8, 2014
Eugene Regan

/s/ TOM MURRAY	Director	April 8, 2014
Tom Murray

/s/ LELIA O'HEA	Director	April 8, 2014
Lelia O'Hea

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholder of SSI Investments II Limited:

We have audited the accompanying consolidated balance sheets of SSI Investments II Limited as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholder’s equity, and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSI Investments II Limited at January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Boston, Massachusetts

April 8, 2014

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	January 31, 2013	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$39,048	$75,936
Restricted cash	136	101
Accounts receivable, less reserves of approximately $486 and $462 as of January 31, 2013 and 2014, respectively	188,682	195,405
Deferred tax assets	1,360	7,943
Prepaid expenses and other current assets	34,741	35,829
Total current assets	263,967	315,214
Property and equipment, net	13,654	14,916
Goodwill	637,524	634,448
Intangible assets, net	444,748	339,231
Deferred tax assets	10,090	23
Other assets	22,445	17,655
Total assets	$1,392,428	$1,321,487
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current maturities of long term debt	$3,311	$3,439
Accounts payable	11,650	13,010
Accrued compensation	23,456	22,324
Accrued expenses	39,310	42,408
Deferred tax liabilities	15,153	905
Deferred revenue	262,452	276,800
Total current liabilities	355,332	358,886

Long term debt	755,034	717,156
Deferred tax liabilities	26,646	14,719
Other long term liabilities	10,016	12,604
Total long-term liabilities	791,696	744,479
Commitments and contingencies (Note 8)
Shareholder's equity
Ordinary shares, $1.00 par value: 1,000,000,000 shares authorized; 534,513,271 shares issued at January 31, 2013 and January 31, 2014	534,513	534,513
Additional paid-in capital	14,574	20,667
Accumulated deficit	(316,520)	(345,922)
Accumulated other comprehensive income	12,833	8,864
Total shareholder's equity	245,400	218,122
Total liabilities and shareholder's equity	$1,392,428	$1,321,487

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Years Ended January 31,
	2012	2013	2014
Revenues	$329,129	$379,949	$413,588
Cost of revenues (1)	31,989	38,010	38,186
Cost of revenues - amortization of intangible assets	66,050	60,603	54,748
Gross profit	231,090	281,336	320,654
Operating expenses:
Research and development (1)	55,626	58,260	56,467
Selling and marketing (1)	119,575	140,864	136,271
General and administrative (1)	33,418	48,062	41,388
Amortization of intangible assets	66,350	63,137	54,746
Acquisition related expenses	3,500	4,010	1,445
Merger and integration related expenses	4,516	13,193	2,933
Restructuring	2,723	4,497	2,931
Total operating expenses	285,708	332,023	296,181
Operating (loss) income	(54,618)	(50,687)	24,473
Other expense, net	(1,419)	(131)	(505)
Interest income	154	906	893
Interest expense	(62,006)	(65,771)	(64,061)
Loss before benefit for income taxes	(117,889)	(115,683)	(39,200)
Benefit for income taxes	(17,550)	(18,565)	(9,797)
Net loss from continuing operations	$(100,339)	$(97,118)	$(29,403)
Income (loss) from discontinued operations, net of an income tax provision of $96 for the fiscal year ended January 31, 2012 and an income tax benefit of $110 and $0 for the fiscal year ended January 31, 2013 and 2014, respectively	192	(165)	1
Net loss	$(100,147)	$(97,283)	$(29,402)

(1) The following summarizes the allocation of share-based compensation (in thousands):

	Years Ended January 31,
	2012	2013	2014
Cost of revenues	$-	$-	$-
Research and development	-	1,467	672
Selling and marketing	-	3,752	1,737
General and administrative	-	9,030	3,684

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Years Ended January 31,
	2012	2013	2014
Comprehensive loss:
Net loss	$(100,147)	$(97,283)	$(29,402)
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	986	(553)	(3,969)
Comprehensive loss	$(99,161)	$(97,836)	$(33,371)

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands except number of shares)

	Ordinary Shares
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholder's Equity
BALANCE JANUARY 31, 2011	534,513,271	$534,513	$-	$(119,090)	$12,400	$427,823
Issuance of ordinary shares	-	-	325	-	-	325
Translation adjustment	-	-	-	-	986	986
Net loss	-	-	-	(100,147)	-	(100,147)
BALANCE JANUARY 31, 2012	534,513,271	534,513	325	(219,237)	13,386	328,987
Share-based compensation	-	$-	$14,249	$-	$-	$14,249
Translation adjustment	-	-	-	-	(553)	(553)
Net loss	-	-	-	(97,283)	-	(97,283)
BALANCE JANUARY 31, 2013	534,513,271	534,513	14,574	(316,520)	12,833	245,400
Share-based compensation	-	$-	$6,093	$-	$-	$6,093
Translation adjustment	-	-	-	-	(3,969)	(3,969)
Net loss	-	-	-	(29,402)	-	(29,402)
BALANCE JANUARY 31, 2014	534,513,271	$534,513	$20,667	$(345,922)	$8,864	$218,122

The accompanying notes are an integral part of these consolidated financial statements.

SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended January 31,
	2012	2013	2014
Cash flows from operating activities:
Net loss	$(100,147)	$(97,283)	$(29,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	-	14,249	6,093
Depreciation and amortization	4,182	5,504	7,264
Amortization of intangible assets	132,400	123,740	109,494
Change in bad debt reserve	152	38	(20)
Benefit for income taxes - non-cash	(21,524)	(24,504)	(22,774)
Non-cash interest expense	4,657	4,909	6,662
Non-cash loss on extinguishment of debt	-	254	-
Loss on disposition of assets	-	175	277
Changes in current assets and liabilities:
Accounts receivable	(27,075)	1,842	(8,589)
Prepaid expenses and other current assets	(5,689)	(160)	(2,253)
Accounts payable	(3,608)	(7,510)	812
Accrued expenses, including long-term	9,938	(4,179)	1,517
Deferred revenue	37,075	18,785	16,805
Net cash provided by operating activities	30,361	35,860	85,886
Cash flows from investing activities:
Purchases of property and equipment	(5,786)	(6,437)	(9,222)
Proceeds on disposition of assets	-	96	-
Acquisition of Mindleaders, net of cash received	-	(62,332)	-
Acquisition of Element K, net of cash received	(109,448)	-	-
Acquisition of 50 Lessons, net of cash received	(3,820)	-	-
Decrease (increase) in restricted cash, net	(49)	(28)	35
Net cash used in investing activities	(119,103)	(68,701)	(9,187)
Cash flows from financing activities:
Capital contribution	325	-	-
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	85,434	45,712	-
Payment received on note for sale of TCE	-	840	336
Principal payments on Senior Credit Facilities	(4,819)	(3,056)	(39,650)
Net cash provided by (used in) financing activities	80,940	43,496	(39,314)
Effect of exchange rate changes on cash and cash equivalents	1,511	(515)	(497)
Net increase in cash and cash equivalents	(6,291)	10,140	36,888
Cash and cash equivalents, beginning of year	35,199	28,908	39,048
Cash and cash equivalents, end of year	$28,908	$39,048	$75,936

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,778	$60,649	$57,035
Cash paid for income taxes, net of cash refunds	$3,690	$4,480	$14,609

The accompanying notes are an integral part of these consolidated financial statements.

 SSI INVESTMENTS II LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company

On May 26, 2010, SSI Investments III Limited (“SSI III”), a wholly owned subsidiary of SSI Investments Limited II (“SSI II”), completed its acquisition of Skillsoft PLC (the “Acquisition”), which was subsequently re-registered as a private limited company and whose corporate name changed from Skillsoft PLC to Skillsoft Limited (“Skillsoft”). Unless otherwise indicated or the context otherwise requires, as used in this discussion, the terms the “Company”, “we”, “us”, “our” and other similar terms refers to SSI II and its subsidiaries, including Skillsoft. References in this Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2014 is the fiscal year ended January 31, 2014).

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

Arrangements which include extranet hosting/ASP services are generally accounted for under Staff Accounting Bulletin No. 104. Revenue from these arrangements is recognized ratably over the period the services are provided. Upfront professional service fees are recorded as revenue over the contract period in multiple element arrangements or over the expected customer relationship periods in arrangements where there is only one unit of accounting.

Revenue from nearly all of the Company's contractual arrangements is recognized on a subscription basis over the contractual period of service.

The Company generally bills the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, the Company bills customers on a quarterly basis. In some circumstances, the Company offers payment terms of up to six months from the initial term commencement date or anniversary date for multi-year license agreements to its customers. To the extent that a customer is given extended payment terms (defined by the Company as having a significant portion of an annual installment fee due greater than six months term commencement date or anniversary date for the multi-year license agreements), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.

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

The Company applies Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, specifically for multiple element arrangements which are not accounted for under ASC 985-605 Software – Revenue Recognition (this is normally due to the inclusion of extranet hosting/ASP services). ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue as applicable. Out-of-pocket expenses were immaterial for each of the three fiscal years in the period ending January 31, 2014.

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

(d)  Deferred Commissions

The Company defers the recognition of commission expense until such time as the revenue related to the arrangement for which the commission was paid is recognized. Deferred commissions for each contract are amortized in a manner consistent with how revenue is recognized for such contract, often resulting ratable recognition of expense over the contractual term. Unamortized commission expense of $19.3 million and $ 18.0 million is included in prepaid expenses and other current assets at January 31, 2013 and 2014, respectively, in the accompanying consolidated balance sheets.

(e)  Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar and the functional currency of the Company’s subsidiaries in the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand, Singapore and India are the currencies of those countries. The functional currency of the Company’s subsidiaries in Ireland and the Grand Cayman is the U.S. dollar. Assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. During the fiscal years ended January 31, 2012, 2013 and 2014, gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately  $(1.5) million, $0.3 million and $ (0.4) million, respectively.

(f)  Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2013 and 2014, the Company did not have any cash equivalents or available for sale investments.

At January 31, 2013 and 2014, the Company had approximately $0.1 million of restricted cash held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

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

The Company evaluates the carrying amount of our property and equipment whenever changes in circumstances or events indicate that the value of such assets may not be recoverable.

As of January 31, 2014, the Company believes the carrying amounts of our property and equipment are recoverable and no impairment exists.

(h)  Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Generally accepted accounting principles (GAAP) requires the capitalization of certain computer software development costs incurred after certain criteria are met depending on the nature and intended use of the software being developed or purchased. No software development costs incurred during each of the fiscal years in the period ending January 31, 2014 met the requirements for capitalization; however, developed software and courseware was added through the acquisition of Skillsoft PLC, the acquisition of the Element K business (Element K) from NIIT Ventures, Inc. and the acquisition of ThirdForce Group PLC (MindLeaders).

The Company enters into agreements with content providers for published content. The Company’s policy is to expense these costs to research and development in proportion to services being completed.

Capitalized software development costs (including acquired software development costs), net of accumulated amortization, were approximately $97.7 million and $42.9 million as of January 31, 2013 and 2014, respectively. The Company recognized approximately $66.1 million, $60.6 million and $54.7 million of amortization expense related to capitalized software development costs in the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

(i)  Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. The Company believes the fair value of its variable rate debt approximates its carrying value based on comparable market terms and conditions. The fair value of the Company’s fixed rate debt is disclosed in Note 16.

(j)  Deferred Financing Costs

The Company amortizes deferred debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(k)  Concentrations of Credit Risk and Off-Balance-Sheet Risk

For each of the three fiscal years in the period ending January 31, 2014, no customer individually comprised greater than 10% of revenue or accounts receivable.

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

(l)  Amortization and Impairment of Goodwill and Intangible Assets

The Company records intangible assets at cost and amortizes its finite-lived intangible assets including customer contracts and internally developed software. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. In addition, the Company reviews its indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

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

(o)  Acquisition Related Expenses

Acquisition related expenses primarily consist of transaction fees, legal, accounting and other professional services related to the acquisitions. These costs were expensed as incurred and included in acquisition related expenses in the accompanying statements of operations.

(p)  Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in recent business combinations under the acquisition method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. Excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is recorded as goodwill.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is generally based upon estimates of the future performance and cash flows from the acquired business. The Company uses the income approach to determine the estimated fair value of certain other identifiable intangible assets including customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Customer contracts and relationships represent established relationships with customers, which provide a ready channel for the sale of additional content and services. Tradenames represent acquired product names that the Company intends to continue to utilize. The Company uses a cost approach to determine the estimated fair value of certain other identifiable intangible assets including developed technology and content. This approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Developed technology represents patented and unpatented technology and know-how.

(q)  Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $0.3 million, $0.8 million and $0.2 million for the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

(r)  Accounting for Share-Based Compensation

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

The fair value of the Luxco II shares determined for the valuation of share-based payment awards for the period from May 26, 2010 through January 31, 2011 was based on the purchase price paid for the Company in the Acquisition. The board of directors of Luxco II, in conjunction with the compensation committee of the general partner of SSI Pooling, L.P., the Company’s ultimate parent, and SSILuxco II, felt this most accurately represented fair market value due to the close timing proximity between the issuance of the share-based payments and the Acquisition. This assertion was supported by a contemporaneous valuation to estimate the fair value of its ordinary shares in connection with the issuance of share-based payment awards. The Company performed a valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the fiscal years ended January 31, 2012, 2013 and 2014 using a similar methodology that was used in the previous periods following the Acquisition. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

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

(t)  Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this amendment in the first quarter of fiscal 2014. The adoption did not have a material impact on the condensed consolidated financial statements for the fiscal year ended January 31, 2014.

(3) Acquisitions

(a)ThirdForce Group PLC (“MindLeaders”)

On September 25, 2012, Skillsoft Ireland Limited (the "Buyers"), an indirect subsidiary of SSI II, completed the first closing of the cash offer (the “Offer”) for the entire issued and to be issued share capital of MindLeaders, at which time it received acceptances from approximately 91.3% of the issued and outstanding shares of MindLeaders.  The Offer remained open for acceptance until October 11, 2012 and 6.9% of the remaining shareholders accepted the Offer. For the remaining 1.8% of shareholders, which did not accept the Offer by that time, the Buyers served notice on those shareholders of its intention to compulsorily acquire their shares as allowed under Irish securities law, based on the same terms of the initial Offer. This notice represented a forward contract to purchase the remaining shares of MindLeaders at a fixed price which was recorded as a liability and resulted in the determination for accounting purposes that the Company controlled 100% of MindLeaders as of October 31, 2012. Accordingly, no non-controlling interest was recognized in the Company’s consolidated financial statements.

All remaining shares were legally acquired during November 2012 and the aforementioned liability was extinguished.

The acquisition of MindLeaders was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the results of MindLeaders have been included in the Company's consolidated financial statements since the date of acquisition.

The cash purchase price of $64.3 million was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. This allocation was finalized in January of 2014 and there were no material adjustments to the preliminary purchase price allocation. The following table summarizes the purchase price allocation (in thousands):

Description	Amount
Current assets	$7,927
Property and equipment	513
Goodwill	40,931
Amortizable intangible assets	27,703
Long term assets	575
Current liabilities	(7,863)
Deferred revenue	(1,484)
Long term liabilities	(3,986)
Total	$64,316

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

The Company assumed certain liabilities in the acquisition of MindLeaders, including deferred revenue that was ascribed a fair value of $1.5 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of MindLeaders’ deferred revenue by $9.2 million. Approximately $0.1 million of acquired MindLeaders deferred revenue remained unamortized at January 31, 2014.

The Company incurred acquisition related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services, that are included in “Acquisition related expenses” in the accompanying consolidated statement of operations.

For the fiscal year ended January 31, 2014, MindLeaders contributed approximately $15.3 million of revenue to the operations of the Company and net income of approximately $2.4 million. For the period subsequent to the acquisition of MindLeaders (September 26, 2012 through January 31, 2013), MindLeaders contributed approximately $2.5 million of revenue to the operations of the Company and contributed losses of approximately $6.0 million. The losses were impacted by certain fair market value adjustments related to the purchase accounting, including a reduction in deferred revenue (and therefore related revenue amortization in the above period), as well as amortization of intangible assets valued as part of the acquisition.

The Company concluded that the acquisition of MindLeaders represented a material business combination for purposes of disclosure under ASC 805, Business Combinations. The following unaudited pro forma information presents the consolidated results of operations of the Company and MindLeaders for the fiscal year ended January 31, 2013, as if the acquisition had occurred as of the beginning of the annual period preceding the acquisition of MindLeaders, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, and certain other adjustments:

	Fiscal Year Ended January 31,
	(Unaudited)
	2012	2013
Revenue	383,306	$404,530
Net loss	(114,852)	(96,252)

The Company’s only significant non-recurring pro-forma adjustments impacting the periods shown above relate to purchase accounting adjustments to deferred revenue.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of MindLeaders occurred as of February 1, 2011.

 (b)Element K

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

The Company assumed certain liabilities in the acquisition of Element K including deferred revenue that was ascribed a fair value of $8.3 million using a cost-plus profit approach. The Company is amortizing deferred revenue over the period for which it is incurring costs to support the assumed customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Element K's deferred revenue by $18.3 million, which was fully amortized as of January 31, 2014.

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

(4) Discontinued Operations

In connection with the Element K acquisition, the Company decided to sell the Training Channel Enablement (“TCE”) business acquired as part of the Element K acquisition because the Company did not believe this business to be consistent with the Company’s strategy and profit model. As a result, the assets and liabilities of TCE were classified as held for sale at January 31, 2012.

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

The Company has accounted for TCE as discontinued operations. The components of discontinued operations are as follows (in thousands):

	Year Ended January 31,
Statement of operations:	2012	2013	2014
Revenue from discontinued operations	$8,143	$5,660	$-

Income (loss) from discontinued operations before income taxes	288	(275)	1
Income tax (provision) benefit	(96)	110	-
Income (loss) from discontinued operations	$192	$(165)	$1

The Company has concluded it has a variable interest in the operations of TCE but lacks the ability to direct the activities that most significantly impact the TCEs economic performance, accordingly the Company has concluded it is not the primary beneficiary of the variable interest entity and TCE financial results are not consolidated in the Company’s financial statements. The Company’s financial exposure related to this variable interest is limited to the outstanding note receivable which is secured by guarantees of the TCE owner and security interests in the assets of the business. The gross balance of the note receivable due from TCE at January 31, 2013 and 2014 was $7.2 million and $6.8 million, respectively. The present value of note receivable is allocated among prepaid and other current assets and other assets, based on scheduled payments and imputed interest is recognized as earned.

(5) Restructuring

In connection with the acquisitions of Element K and MindLeaders, the Company’s management approved and initiated plans to integrate the businesses into its operations and to eliminate redundant headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. The Company recorded a $4.5 million and $2.9 million restructuring charge during the fiscal years ended January 31, 2013 and January 31, 2014, respectively, which is included in the statement of operations as restructuring. Substantially all of this charge represents the severance costs of terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Restructuring accrual as of January 31, 2012	$1,213	$-	$1,213
Restructuring charges incurred	3,557	940	4,497
Payments made	(3,933)	(62)	(3,995)
Restructuring accrual as of January 31, 2013	837	878	1,715
Restructuring charges incurred	1,623	1,308	2,931
Payments made	(2,169)	(1,001)	(3,170)
Restructuring accrual as of January 31, 2014	$291	$1,185	$1,476

(6) Goodwill and Intangible Assets

Intangible assets are as follows (in thousands):

	January 31, 2013			January 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$238,078	$140,333	$97,745	$234,151	$191,232	$42,919
Customer contracts/ relationships	297,109	102,839	194,270	295,285	147,695	147,590
Non-compete agreement	4,070	1,052	3,018	4,070	1,865	2,205
Trademarks and trade names	15,220	5,449	9,771	20,220	7,256	12,964
Backlog	59,000	48,956	10,044	59,000	55,347	3,653
Skillsoft trademark	129,900	-	129,900	129,900	-	129,900
	$743,377	$298,629	$444,748	$742,626	$403,395	$339,231

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

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$80,918
2016	42,678
2017	27,653
2018	21,564
2019	17,312
2020	13,912
2021	3,794
2022	500
2023	500
2024	500
Total	$209,331

In connection with the Acquisition, the Company concluded that its “Skillsoft” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1999 and the Company has no plans to discontinue using the Skillsoft name.

The change in goodwill at January 31, 2014 from the amount recorded at January 31, 2013 is as follows:

Gross carrying amount of goodwill, January 31, 2012	$597,395
Change in fair value assessment of Element K	(967)
Acquisition of MindLeaders	40,983
Foreign currency translation adjustment	113
Gross carrying amount of goodwill, January 31, 2013	$637,524
Change in fair value assessment of MindLeaders	(50)
Foreign currency translation adjustment	(3,026)
Gross carrying amount of goodwill, January 31, 2014	$634,448

The Company conducted its annual impairment test of goodwill for fiscal 2014 in the fourth quarter. There were no indicators of impairment as of January 31, 2014.

(7) Income Taxes

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2012	2013	2014
Ireland	$(79,724)	$(62,924)	$35,507
United States	(30,387)	(41,022)	(34,707)
Rest of World	(7,778)	(11,737)	(40,000)
	$(117,889)	$(115,683)	$(39,200)

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2012	2013	2014
Current:
Ireland	$48	$174	$715
United States	3,312	6,189	11,045
Rest of World	262	436	709
	$3,622	$6,799	$12,469

Deferred:
Ireland	$(4,700)	$(3,467)	$4,763
United States	(13,321)	(19,142)	(22,913)
Rest of World	(3,151)	(2,755)	(4,116)
	$(21,172)	$(25,364)	$(22,266)
Tax benefit	$(17,550)	$(18,565)	$(9,797)

Net deferred tax assets (liabilities) consist of the following (in thousands):

	January 31,
	2013	2014
Assets:
Net operating loss carryforwards	$34,024	$29,410
Nondeductible expenses and reserves	9,961	9,984
Tax credits	9,290	1,367
Other intangibles	11,940	14,205
Gross deferred tax assets	$65,215	$54,966
Less: Valuation allowance	(6,614)	(8,325)
Net deferred tax assets	$58,601	$46,641
Liabilities:
Customer relationships	(54,839)	(45,423)
Deferred installment gain	(26,268)	(5,377)
APB 23	(98)	(94)
Unrealized exchange gain	(22)	(22)
Deferred revenue	(1,086)	(109)
Fixed assets	(1,667)	(1,299)
Other	(241)	(1,326)
Other intangibles	(4,729)	(649)
Gross Deferred tax liabilities	$(88,950)	$(54,299)
Total net deferred tax assets (liabilities)	$(30,349)	$(7,658)

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

Based on results of operations for the fiscal years ended January 31, 2012, 2013 and 2014, and with consideration given to anticipated future reversals of temporary differences, the Company believes that a portion of its deferred tax asset related to certain tax loss carryforwards and certain deductible temporary differences will not be realized. In the fiscal year ended January 31, 2014, the Company recorded a net increase to its valuation allowance of $1.7 million, which was primarily related to a reduction in the reliability of certain U.S. deferred tax assets.

The Company generally considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries to be essentially permanent in duration, and as such historically has not computed or recorded taxes on repatriations of the earnings of its foreign subsidiaries.  However, during the prior fiscal year the Company determined that with respect to a recently-acquired foreign subsidiary, the permanence of the investment is not certain, and therefore recorded a deferred tax liability with respect to the eventual expected repatriation of the taxable earnings of this subsidiary.

A reconciliation of the Ireland statutory tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended January 31,
	2012	2013	2014
Income tax provision (benefit) at Irish statutory rate	(12.5)%	(12.5)%	(12.5)%
Increase (decrease in tax resulting from:
U.S. state tax provision, net of U.S. federal benefit	(1.2)	(1.5)	(3.1)
Foreign rate differential, primarily U.S.	(6.8)	(9.3)	(11.9)
Nondeductible items	4.3	5.3	2.7
Unrecognized tax benefit	(0.9)	0.2	(1.2)
Research and development credits	(0.2)	0.1	(0.5)
Section 453A interest	1.1	0.6	0.3
Provision to return true-ups	0.2	0.3	(3.7)
Other	0.2	(0.2)	0.5
Change in valuation allowance	0.9	1.0	4.4
Effective tax rate	(14.9)%	(16.0)%	(25.0)%

As of January 31, 2014, the Company had $120.2 million in tax loss carryforwards and $0.5 million in tax credit carryforwards. Approximately $72.8 million of the loss carryforwards are not subject to expiration while the remainder, if not utilized, will substantially expire at various dates through 2025. Tax credit carryforwards of $0.5 million relate to U.S. federal taxes. Included in the consolidated loss carryforward total are $45.2 million of U.S. federal tax loss carryforwards, $57.5 million of Irish tax loss carryforwards and $17.5 million of tax loss carryforwards in all other tax jurisdictions. The aforementioned figures represent the gross carrying value of the tax loss carryforwards, unreduced by related valuation allowances.

As of January 31, 2013, the Company had $169.8 million in tax loss carryforwards and $9.3 million of tax credit carryforwards, which were available to reduce future income tax payments, if any. Approximately $124.6 million of the loss carryforwards were not subject to expiration while the remainder, if not utilized, will substantially expire at various dates through 2025.

The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code, most recently at May 26, 2010, when the Company was purchased by a private investment group. The incremental Section 382 limitation arising from that change will not have a material impact on the Company’s ability to use its tax loss and tax credit carryforwards. However, the Company’s U.S. loss carryforwards are subject to Section 382 limitations from prior ownership changes. The Company recorded a valuation allowance against its U.S. federal loss carryforwards of $1.3 million at both January 31, 2013 and January 31, 2014 to reflect expected expirations of the U.S. federal losses due to Section 382 limitations.

The Company had gross unrecognized tax benefits, including related accrued interest and penalties, of $11.2 million and $7.5 million at January 31, 2013 and January 31, 2014, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate significant changes in the amount of its unrecognized tax benefits in the next twelve months. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company has $1.0 million, net of federal benefit, accrued for interest and penalties at January 31, 2014. For the fiscal year ended January 31, 2012, $0.7 million, net of federal benefit, of accrued interest and penalties were recognized in the consolidated statement of income. The total amount of interest and penalties recognized, net of federal benefit, in the consolidated statements of income for the fiscal year 2012 was ($0.4) million.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	January 31,
	2012	2013	2014
Unrecognized tax benefits, beginning balance	$8,435	$8,739	$10,420
Increases for tax positions taken during the current period	1,678	734	-
Increases (decreases) for tax positions taken during a prior period	(134)	1,480	(779)
Decrease related to settlements	(165)	-	(2,642)
Decreases resulting from the expiration of statute of limitations	(1,075)	(533)	(502)
Unrecognized tax benefits, ending balance	$8,739	$10,420	$6,497

In the normal course of business, the Company is subject to examination by taxing authorities in major jurisdictions including Ireland, the United States, the United Kingdom, Australia, and Canada. With few exceptions, the Company is no longer subject to income tax examinations for years before 2010 in these major jurisdictions.

During the fiscal year ended January 31, 2012, the Company was notified by the U.S. Internal Revenue Service (“IRS”) that its U.S. federal income tax return for the tax years ended January 31, 2010 and 2011 had been selected for examination. The IRS completed its field examination during the fiscal quarter ended October 31, 2013, and on December 3, 2013 proposed certain adjustments relating to the value of intellectual property sold by the Company to an Irish affiliate during the Company’s tax year ended January 31, 2010. The IRS’ proposed adjustments to the Company’s reported tax position would increase the Company’s cumulative tax liability, including interest and penalties, by approximately $92.4 million. The Company disagrees with the proposed adjustments and on January 30, 2014 provided to the IRS its formal protest and request that the issue be heard by an IRS Appeals Officer. Based on the Company’s view of the merits of the position taken by the IRS in its proposed adjustments and on discussions with its tax advisors, the Company has concluded that recording a liability for these proposed adjustments related to the above issue is not currently required. The Company intends to contest the proposed adjustments and is working with its outside tax advisors and the IRS Appeals Office to resolve this dispute in a timely and effective manner.

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

(8) Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through June 2019. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of approximately $4.6 million, $4.9 million and $ 4.4 million for the fiscal years ended January 31, 2012, 2013 and 2014, respectively. For operating leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the total related rent expense on a straight-line basis over its life, with a deferred asset or liability reported on the balance sheet for the difference between expense and cash paid.

None of the Company’s operating leases contain contingent rent provisions. The amortization period for all leasehold improvements is the lesser of the estimated useful life of the assets or the related lease term.

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total
Fiscal year ended January 31:
2015	$3,708	$407	$4,115
2016	3,543	110	3,653
2017	3,288	14	3,302
2018	2,743	-	2,743
2019	618	-	618
Thereafter	283	-	283
	$14,183	$531	$14,714

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

No tax deduction was realized during the period as no share options were exercised.

Share Options

A summary of share option activity under the 2010 Plan for the fiscal year ended January 31, 2014, is as follows:

Share Options	Shares	Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 31, 2013	639,747	100.00 - 117.00	7.8
Granted	1,908	142.00	-
Exercised	-	-	-
Forfeited	(2,857)	100.00 - 117.00	-
Expired	-	-	-
Outstanding, January 31, 2014	638,798	100.00 - 142.00	6.8
Exercisable, January 31, 2014	158,595	100.00 - 142.00	6.8
Vested and expected to vest, January 31, 2014	638,798	100.00 - 142.00	6.8

SSILUXCO II S.A. 2010 Equity Incentive Plan

Under this plan, participants were granted 647,398 options.

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

Share options with service based vesting were valued on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these service based share options were as follows:

	Fiscal Year Ended January 31,
	2012	2013	2014
Expected term (years)	6.16	6.32	6.0
Expected volatility	56.96%	53.04%	42.9%
Risk-free interest rate	2.38%	1.41%	1.3%
Dividend yield	0%	0%	0%
Fair value of underlying shares	$100.00	$117.00	$142.00

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

The Company performed a valuation of the Luxco II ordinary shares in connection with the issuance of the share-based payment awards during the fiscal years ended January 31, 2012, 2013 and 2014 using a similar methodology that was used in the previous periods following the Acquisition.

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

The weighted average grant date fair value of the share options with service conditions granted during the fiscal years ended January 31, 2012, 2013 and 2014 was $55.50 per share, $60.55 per share and $60.06 per share, respectively.

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

The fair value of the share options with market and performance conditions was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these share options were as follows:

	Fiscal Year Ended January 31,
	2012	2013	2014
Expected term (years)	4.1	3.2	2.0
Expected volatility	58.48%	50.86%	35.14%
Risk-free interest rate	1.17%	0.56%	0.30%
Dividend yield	0%	0%	0%
Fair value of underlying shares	$100.00	$117.00	$142.00

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

The weighted average grant date fair values of share options with vesting subject to performance and market conditions granted during the fiscal years ended January 31, 2012, 2013 and 2014 was $33.66 per share, $27.88 per share and $14.61 per share, respectively.

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

In the fiscal year ended January 31, 2014, the Company recognized $6.1 million of share-based compensation expense, respectively. Total unrecognized share-based compensation expense associated with all share options as of January 31, 2014 was $8.6 million.

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

(b)Share Capital

As of January 31, 2013 and January 31, 2014, the Company's authorized share capital consisted of 1,000,000,000 ordinary shares of par value $1.00 each. As of January 31, 2013 and 2014,  534,513,271 ordinary shares were issued and outstanding.

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

(10) Credit Facilities and Debt

SENIOR CREDIT FACILITIES

On September 25, 2012, SSI Investments I Limited (“Holdings”) and Skillsoft Corporation (“Borrower”) entered into an amendment, (the “Incremental Amendment”), to that certain amended and restated credit agreement, dated as of May 26, 2010, among Holdings, Borrower (as successor in interests and obligations to Skillsoft Limited, as successor in interests and obligations to SSI Investments II Limited), Morgan Stanley Senior Funding, Inc., the lenders party thereto, and the other agents named therein (as so amended and as previously amended, the “Credit Agreement”).

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

As of January 31, 2014, under the Credit Agreement, the Company had a $505 million senior secured credit facility comprised of a $465 million term loan facility and a $40 million revolving credit facility (collectively the “Senior Credit Facilities”). The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. The revolving credit facility is available for general corporate purposes, including capital expenditures, subject to certain conditions. As of January 31, 2014, there were no amounts outstanding under the revolving credit facility.

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

In addition, the Company’s Senior Credit Facilities require it to comply on a quarterly basis with a single financial covenant for the benefit of the revolving credit facility only. Such covenant requires the Company to maintain a maximum secured leverage ratio tested on the last day of each fiscal quarter (but failure to maintain the required ratio would not result in a default under the revolving credit facility so long as the revolving credit facility is undrawn at such time). The maximum secured leverage ratio will reduce over time, subject to increase in connection with certain material acquisitions. At January 31, 2014, the Company was in compliance with this financial covenant.

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

The Company’s Senior Credit Facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), material judgments, the invalidity of material provisions of the Senior Credit Facilities documentation, actual or asserted failure of the guarantees or security documents for the Company’s Senior Credit Facilities, and a change of control. If an event of default occurs, the lenders under the Company’s Senior Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Company’s Senior Credit Facilities and all actions permitted to be taken by a secured creditor. At January 31, 2014, the Company was in compliance with these covenants.

The Company recorded $3.0 million, $3.9 million and $5.5 million of amortized interest expense related to the capitalized debt financing costs associated with this debt during the fiscal years ended January 31, 2012, 2013 and 2014, respectively. As of January 31, 2013 and January 31, 2014, total unamortized debt financing costs of $3.0 million and $2.8 million, respectively, and $9.8 million and $6.3 million, respectively, are recorded within prepaid expenses and other current assets and non-current other assets based on scheduled future amortization.

During the fiscal years ended January 31, 2012, 2013 and 2014, the Company paid approximately $22.3 million, $26.1 million and $22.5 million in interest related to this debt, respectively.

Future scheduled minimum payments, including estimated mandatory prepayments under the Senior Credit Facilities, are as follows (in thousands):

Fiscal 2015	$4,650
Fiscal 2016	4,650
Fiscal 2017	4,650
Fiscal 2018	401,900
Total	$415,850

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

The Company may also redeem any of the Senior Notes at any time prior to June 1, 2014 at a redemption price of 100% of their principal amount plus a make-whole premium and accrued and unpaid interest (if any). This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of January 31, 2013 and January 31, 2014. This call feature will be marked to market over the period it is active.

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

The indenture governing the Senior Notes contains covenants that, among other things, restricts, subject to certain exceptions, the Company’s ability to: incur additional debt; pay dividends or distributions on its capital stock or repurchase its capital stock; issue preferred stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and sell or otherwise transfer assets. Subject to certain exceptions, the indenture governing the Senior Notes permits the Company and its subsidiaries to incur additional indebtedness, including secured indebtedness. At January 31, 2014, the Company was in compliance with these covenants.

In connection with the issuance of the Senior Notes, the Company incurred debt financing costs of $11.5 million. The Company capitalized these fees and is amortizing them to interest expense over the term of the loans. The Company recorded $1.5 million, $1.5 million and $1.7 million of amortized interest expense related to the capitalized debt financing costs during both the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

As of January 31, 2013 and 2014, total unamortized debt financing costs of $1.4 million and $1.4 million, respectively, and $6.2 million and $4.8 million, respectively are recorded within prepaid expenses and other current assets and non-current other assets based on scheduled future amortization.

The Company paid approximately $34.5 million in interest during each of the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

(11) Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of Skillsoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $1.1 million, $1.2 million and $1.3 million were made for the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

In addition, the Company has various retirement and post-employment plans covering certain international employees. Certain of the plans allow the Company to match employee contributions up to a specified percentage as defined by the plans. Under these plans, contributions of approximately $1.1 million, $1.1 million and $1.2 million were made for the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

(12)  Disclosures About Segments of an Enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. The Company views its operations and manages its business as one segment, providing multi-modal, on-demand elearning and performance support solutions for global enterprises, government, education and small to medium-sized businesses.

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area were as follows (in thousands):

	Fiscal Year Ended January 31,
	2012	2013	2014
Revenue:
United States	$252,700	$294,321	$311,645

United Kingdom	32,389	36,107	39,552
Canada	17,843	21,729	22,074
Europe, excluding United Kingdom	16,885	18,346	19,586
Australia/New Zealand	17,482	16,059	15,481
Other (Countries less than 5% individually, by region)	8,291	9,263	11,886
Purchase accounting adjustments	(16,461)	(15,876)	(6,636)
Total revenue	$329,129	$379,949	$413,588

Long-lived tangible assets at international locations are not significant.

 (13)  Other  Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	January 31, 2013	January 31, 2014
Debt financing cost – long term (See Note 16)	$15,982	$11,008
Other	2,013	1,502
Note receivable	4,450	5,145
Total other assets	$22,445	$17,655

(14)  Accrued  Expenses

Accrued expenses in the accompanying consolidated balance sheets consisted of the following (in thousands):

	January 31, 2013	January 31, 2014
Professional fees	$3,602	$3,918
Accrued sales tax/VAT	7,350	8,235
Accrued royalties	2,568	2,185
Accrued tax	4,815	3,377
Accrued interest	7,772	7,596
Other accrued liabilities	13,203	17,097
Total accrued expenses	$39,310	$42,408

(15)  Other  Long  Term  Liabilities

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	January 31, 2013	January 31, 2014
Uncertain tax positions; including interest and penalties – long term	$7,619	$6,704
Unfavorable lease commitments assumed in the acquisition of Element K	898	682
Other	1,499	5,218
Total other long-term liabilities	$10,016	$12,604

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

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of January 31, 2014, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Senior Credit Facilities bear interest at a  variable rate and are considered to approximate fair value.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of January 31, 2014 were as follows (in thousands):

	January 31, 2014
	Current Value	Fair Value
Senior Notes	$310,000	$336,158

The fair value of the Senior Notes is determined by its trading price on January 31, 2014, representing a Level 1 fair value measurements.

(17) Property and Equipment

Property and equipment consists of the following (in thousands):

	Fiscal Year Ended January 31,
	2013	2014
Computer equipment	$21,968	$32,686
Furniture and fixtures	61	215
Leasehold improvements	88	172
Construction in progress	2,846	309
	24,963	33,382
Less accumulated depreciation and amortization	(11,309)	(18,466)
	$13,654	$14,916

Depreciation and amortization expense related to property and equipment was $4.2 million, $5.5 million and $7.3 million for the fiscal years ended January 31, 2012, 2013 and 2014, respectively.

(18) Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (amounts in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Net Provision Added/(Credited without Utilization)	Write-offs	Balance at End of Period
January 31, 2012	$298	$163	$(19)	$442
January 31, 2013	442	238	(194)	486
January 31, 2014	486	143	(167)	462

Valuation Allowance on Deferred Tax Assets (amounts in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Goodwill	Write Down of Fully Valued Assets	Deductions	Balance at End of Period
January 31, 2012	$7,555	$1,021	$-	$(405)	$-	$8,171
January 31, 2013	8,171	921	-	(2,478)	-	6,614
January 31, 2014	6,614	1,677	-	-	-	8,291

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

(20) Related Party Transactions

The table below presents total fees paid to the Sponsors during the identified periods.

	Fiscal Year Ended January 31,
	2012	2013	2014
Sponsor fees paid	$1,530	$1,555	$1,538

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

The following consolidated financial statements are presented for the information of the holders of the Senior Notes and present the Consolidated Balance Sheets as of January 31, 2014. The Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss and the Statements of Cash Flows for the fiscal years ended January 31, 2012, 2013 and 2014, which is the issuer of the Senior Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

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

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2014

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$77	$59,046	$16,813	$-	$75,936
Restricted cash	-	6	95	-	101
Accounts receivable, less reserves of approximately $486 and $462 as of January 31, 2013 and 2014, respectively	-	172,020	23,385	-	195,405
Intercompany receivables	-	451,788	-	(451,788)	-
Deferred tax assets	-	7,610	333	-	7,943
Prepaid expenses and other current assets	1,441	29,475	4,375	538	35,829
Total current assets	1,518	719,945	45,001	(451,250)	315,214
Property and equipment, net	-	14,606	310	-	14,916
Goodwill	-	610,480	23,968	-	634,448
Intangible assets, net	-	328,014	11,217	-	339,231
Investment in subsidiaries	967,084	1,368,808	4,167	(2,340,059)	-
Investment in, and advances to, nonconsolidated affiliates	-	538	-	(538)	-
Deferred tax assets	-	-	23	-	23
Other assets	4,752	12,364	539	-	17,655
Total assets	$973,354	$3,054,755	$85,225	$(2,791,847)	$1,321,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,439	$-	$-	$3,439
Accounts payable	-	12,764	246	-	13,010
Accrued compensation	-	20,243	2,081	-	22,324
Accrued expenses	5,816	32,670	4,322	(400)	42,408
Intercompany payable	440,726	821,576	51,604	(1,313,906)	-
Deferred tax liabilities	-	880	25	-	905
Deferred revenue	-	249,011	27,789	-	276,800
Total current liabilities	446,542	1,140,583	86,067	(1,314,306)	358,886
Long term debt	308,690	408,466	-	-	717,156
Deferred tax liabilities	-	12,218	2,501	-	14,719
Other long term liabilities	-	11,605	999	-	12,604
Total long-term liabilities	308,690	432,289	3,500	-	744,479
Total shareholder's equity	218,122	1,481,883	(4,342)	(1,477,541)	218,122
Total liabilities and shareholder's equity	$973,354	$3,054,755	$85,225	$(2,791,847)	$1,321,487

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$85	$22,543	$16,420	$-	$39,048
Restricted cash	-	6	130	-	136
Accounts receivable, less reserves of approximately $486 and $462 as of January 31, 2013 and 2014, respectively	-	164,053	24,629	-	188,682
Intercompany receivables	-	410,573	-	(410,573)	-
Deferred tax assets	-	967	393	-	1,360
Prepaid expenses and other current assets	1,454	29,063	3,799	425	34,741
Total current assets	1,539	627,205	45,371	(410,148)	263,967
Property and equipment, net	-	13,652	2	-	13,654
Goodwill	-	611,192	26,332	-	637,524
Intangible assets, net	-	428,637	16,111	-	444,748
Investment in subsidiaries	954,971	1,364,497	4,167	(2,323,635)	-
Investment in, and advances to, nonconsolidated affiliates	-	425	-	(425)	-
Deferred tax assets	-	10,008	82	-	10,090
Other assets	6,192	15,543	710	-	22,445
Total assets	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt	$-	$3,311	$-	$-	$3,311
Accounts payable	-	11,557	93	-	11,650
Accrued compensation	-	21,310	2,146	-	23,456
Accrued expenses	5,798	29,444	4,468	(400)	39,310
Intercompany payable	403,038	864,535	48,197	(1,315,770)	-
Deferred tax liabilities	-	15,125	28	-	15,153
Deferred revenue	-	233,084	29,368	-	262,452
Total current liabilities	408,836	1,178,366	84,300	(1,316,170)	355,332
Long term debt	308,466	446,568	-	-	755,034
Deferred tax liabilities	-	22,506	4,140	-	26,646
Other long term liabilities	-	8,593	1,423	-	10,016
Total long-term liabilities	308,466	477,667	5,563	-	791,696
Total shareholder's equity	245,400	1,415,126	2,912	(1,418,038)	245,400
Total liabilities and shareholder's equity	$962,702	$3,071,159	$92,775	$(2,734,208)	$1,392,428

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2014

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$396,869	$44,792	$(28,073)	$413,588
Cost of revenues	-	38,104	28,155	(28,073)	38,186
Cost of revenues - amortization of intangible assets	-	54,748	-	-	54,748
Gross profit	-	304,017	16,637	-	320,654
Operating expenses:
Research and development	-	56,467	-	-	56,467
Selling and marketing	-	121,338	14,933	-	136,271
General and administrative	223	39,529	1,636	-	41,388
Amortization of intangible assets	-	51,120	3,626	-	54,746
Acquisition related expenses	14	1,431	-	-	1,445
Merger and integration related expenses	-	2,914	19	-	2,933
Restructuring	-	2,931	-	-	2,931
Total operating expenses	237	275,730	20,214	-	296,181
Operating (loss) income	(237)	28,287	(3,577)	-	24,473
Other expense, net	(2)	42,548	215	(43,266)	(505)
Interest income	1	886	6	-	893
Interest expense	(39,153)	(24,919)	(3)	14	(64,061)
(Loss) income before benefit for income taxes	(39,391)	46,802	(3,359)	(43,252)	(39,200)
Equity in (losses) earnings of subsidiaries before taxes	192	(2,369)	-	2,177	-
(Benefit) provision for income taxes	(9,797)	(8,807)	(990)	9,797	(9,797)
Net loss from continuing operations	$(29,402)	$53,240	$(2,369)	$(50,872)	$(29,403)
Income from discontinued operations	-	1	-	-	1
Net (loss) income	$(29,402)	$53,241	$(2,369)	$(50,872)	$(29,402)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$363,823	$45,002	$(28,876)	$379,949
Cost of revenues	-	38,008	28,878	(28,876)	38,010
Cost of revenues - amortization of intangible assets	-	60,603	-	-	60,603
Gross profit	-	265,212	16,124	-	281,336
Operating expenses:
Research and development	-	57,894	366	-	58,260
Selling and marketing	-	126,191	14,673	-	140,864
General and administrative	202	46,021	1,839	-	48,062
Amortization of intangible assets	-	59,138	3,999	-	63,137
Acquisition related expenses	-	3,989	21	-	4,010
Merger and integration related expenses	-	13,080	113	-	13,193
Restructuring	-	4,468	29	-	4,497
Total operating expenses	202	310,781	21,040	-	332,023
Operating income (loss)	(202)	(45,569)	(4,916)	-	(50,687)
Other (expense) income, net	-	42,595	346	(43,072)	(131)
Interest income	-	874	32	-	906
Interest expense	(37,868)	(27,912)	9	-	(65,771)
Loss before benefit for income taxes	(38,070)	(30,012)	(4,529)	(43,072)	(115,683)
Equity in (losses) earnings of subsidiaries before taxes	(77,778)	(3,579)	-	81,357	-
(Benefit) provision of income taxes	(18,565)	(17,927)	(638)	18,565	(18,565)
Net loss from continuing operations	$(97,283)	$(15,664)	$(3,891)	$19,720	$(97,118)
(Loss) income from discontinued operations, net of an income tax benefit of $110	-	(477)	312	-	(165)
Net (loss) income	$(97,283)	$(16,141)	$(3,579)	$19,720	$(97,283)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2012

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Revenues	$-	$312,603	$42,520	$(25,994)	$329,129
Cost of revenues	-	32,069	25,914	(25,994)	31,989
Cost of revenues - amortization of intangible assets	-	66,050	-	-	66,050
Gross profit	-	214,484	16,606	-	231,090
Operating expenses:
Research and development	-	54,836	790	-	55,626
Selling and marketing	-	106,176	13,399	-	119,575
General and administrative	253	31,955	1,210	-	33,418
Amortization of intangible assets	-	62,273	4,077	-	66,350
Acquisition related expenses	-	3,451	49	-	3,500
Merger and integration related expenses	-	4,428	88	-	4,516
Restructuring	-	2,082	641	-	2,723
Total operating expenses	253	265,201	20,254	-	285,708
Operating (loss) income	(253)	(50,717)	(3,648)	-	(54,618)
Other income (expense), net	(7)	42,931	(1,271)	(43,072)	(1,419)
Interest income	-	105	49	-	154
Interest expense	(36,630)	(25,376)	-	-	(62,006)
Loss before benefit for income taxes	(36,890)	(33,057)	(4,870)	(43,072)	(117,889)
Equity in (losses) earnings of subsidiaries before taxes	(80,710)	(3,044)	-	83,754	-
(Benefit) provision for income taxes	(17,453)	(16,230)	(1,320)	17,453	(17,550)
Net loss from continuing operations	$(100,147)	$(19,871)	$(3,550)	$23,229	$(100,339)
(Loss) income from discontinued operations, net of an income tax provision of $96	-	(139)	506	(175)	192
Net (loss) income	$(100,147)	$(20,010)	$(3,044)	$23,054	$(100,147)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED JANUARY 31, 2014

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(29,402)	$53,241	$(2,369)	$(50,872)	$(29,402)
Other comprehensive income (loss) - Foreign currency adjustment	-	(9)	(5,771)	1,811	(3,969)
Comprehensive (loss) income	$(29,402)	$53,232	$(8,140)	$(49,061)	$(33,371)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(97,283)	$(16,141)	$(3,579)	$19,720	$(97,283)
Other comprehensive income (loss) - Foreign currency adjustment	-	261	(814)	-	(553)
Comprehensive (loss) income	$(97,283)	$(15,880)	$(4,393)	$19,720	$(97,836)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED JANUARY 31, 2012

 (IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Comprehensive loss:
Net (loss) income	$(100,147)	$(20,010)	$(3,044)	$23,054	$(100,147)
Other comprehensive income (loss) - Foreign currency adjustment	-	(339)	1,682	(357)	986
Comprehensive (loss) income	$(100,147)	$(20,349)	$(1,362)	$22,697	$(99,161)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2014

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(37,696)	$167,757	$(921)	$(43,254)	$85,886
Cash flows from investing activities:
Purchases of property and equipment	-	(8,909)	(313)	-	(9,222)
Decrease (increase) in restricted cash, net	-	-	35	-	35
Net cash used in investing activities	-	(8,909)	(278)	-	(9,187)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	873	-	(873)	-
Payment received on note for sale of TCE	-	336	-	-	336
Proceeds from payments (on) intercompany loans	37,688	(84,421)	2,492	44,241	-
Principal payments on Senior Credit Facilities	-	(39,650)	-	-	(39,650)
Net cash provided by (used in) financing activities	37,688	(122,862)	2,492	43,368	(39,314)
Effect of exchange rate changes on cash and cash equivalents	-	517	(900)	(114)	(497)
Net (decrease) increase in cash and cash equivalents	(8)	36,503	393	-	36,888
Cash and cash equivalents, beginning of year	85	22,543	16,420	-	39,048
Cash and cash equivalents, end of year	$77	$59,046	$16,813	$-	$75,936

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2013

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(36,408)	$116,186	$(846)	$(43,072)	$35,860
Cash flows from investing activities:
Purchases of property and equipment	-	(6,437)	-	-	(6,437)
Proceeds on disposition of assets	-	-	96	-	96
Acquisition of Mindleaders, net of cash received	-	1,306	678	(64,316)	(62,332)
Decrease (increase) in restricted cash, net	-	-	(28)	-	(28)
Net cash (used in) provided by investing activities	-	(5,131)	746	(64,316)	(68,701)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(65,021)	-	65,021	-
Proceeds from payments (on) intercompany loans	36,466	(85,907)	6,504	42,937	-
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	45,712	-	-	45,712
Payment received on note for sale TCE	-	840	-	-	840
Principal payments on Senior Credit Facilities	-	(3,056)	-	-	(3,056)
Net cash provided by (used in) financing activities	36,466	(107,432)	6,504	107,958	43,496
Effect of exchange rate changes on cash and cash equivalents	-	213	(158)	(570)	(515)
Net (decrease) increase in cash and cash equivalents	58	3,836	6,246	-	10,140
Cash and cash equivalents, beginning of year	27	18,707	10,174	-	28,908
Cash and cash equivalents, end of year	$85	$22,543	$16,420	$-	$39,048

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2012

(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(35,284)	$110,162	$(1,445)	$(43,072)	$30,361
Cash flows from investing activities:
Purchases of property and equipment	-	(5,783)	(3)	-	(5,786)
Acquisition of Element K, net of cash received	-	(65,635)	396	(44,209)	(109,448)
Acquisition of 50 Lessons, net of cash received	-	(3,820)	-	-	(3,820)
Decrease in restricted cash	-	(6)	(43)	-	(49)
Net cash (used in) provided by investing activities	-	(75,244)	350	(44,209)	(119,103)
Cash flows from financing activities:
Proceeds from intercompany investment in subsidiaries	-	(44,209)	-	44,209	-
Capital contributions	325	-	-	-	325
Proceeds from payments (on) intercompany loans	34,983	(72,741)	(5,561)	43,319	-
Proceeds from issuance of Senior Credit Facilities, net of issuance costs and original issue discount	-	85,434	-	-	85,434
Principal payments on Senior Credit Facilities	-	(4,819)	-	-	(4,819)
Net cash provided by (used in) financing activities	35,308	(36,335)	(5,561)	87,528	80,940
Effect of exchange rate changes on cash and cash equivalents	-	405	1,353	(247)	1,511
Net increase in cash and cash equivalents	24	(1,012)	(5,303)	-	(6,291)
Cash and cash equivalents, beginning of year	3	19,719	15,477	-	35,199
Cash and cash equivalents, end of year	$27	$18,707	$10,174	$-	$28,908

(22) Quarterly Statement of Operations Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2014 and 2013 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of the Company:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Revenues	$100,519	$101,603	$105,025	$106,441
Gross Profit	76,933	78,833	81,753	83,135
Net loss before discontinued operations	(10,528)	(8,945)	(4,458)	(5,472)
Income (loss) from discontinued operations, net of an income tax benefit (provision)	4	(186)	-	183
Net loss	$(10,524)	$(9,131)	$(4,458)	$(5,289)

	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Revenues	$89,304	$93,755	$95,733	$101,157
Gross Profit	61,208	70,171	72,780	77,177
Net loss before discontinued operations	(26,041)	(20,239)	(18,217)	(32,621)
Income (loss) from discontinued operations, net of an income tax benefit (provision)	(655)	118	(48)	420
Net loss	$(26,696)	$(20,121)	$(18,265)	$(32,201)

(23) Subsequent Events

On March 14, 2014, SSILuxco S.a.r.l., an indirect parent company of Skillsoft announced that it has entered into a definitive agreement for the sale of its subsidiaries to funds managed by Charterhouse Capital Partners LLP.

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